Form 10-Q
period 1995-09-30
PLM EQUIPMENT GROWTH FUND III
filed 1995-11-13
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1995.

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period
                   from                 to

                         Commission file number 1-10813
                             -----------------------

                          PLM EQUIPMENT GROWTH FUND III
             (Exact name of registrant as specified in its charter)


      California                                          68-0146197
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

  One Market, Steuart Street Tower
   Suite 900, San Francisco, CA                            94105-1301
      (Address of principal                                (Zip code)
       executive offices)


        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


               Class                       Outstanding at November 14, 1995

Limited Partnership Depositary Units                    9,905,673


General Partnership Units:                                      1

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                                 BALANCE SHEETS
                            (in thousands of dollars)

                                     ASSETS

                                                                                      September 30,        December 31,
                                                                                          1995                1994
                                                                                      ----------------------------------

Equipment held for operating leases                                                    $    163,095        $  173,195
Less accumulated depreciation                                                               (92,306)          (98,657)
                                                                                      -----------------------------------
  Net equipment                                                                              70,789            74,538

Cash and cash equivalents                                                                     8,542            14,885
Restricted cash and marketable securities                                                     1,784             5,353
Accounts and note receivable, net of allowance
  for doubtful accounts of $466 in 1995
  and $264 in 1994                                                                            2,424             3,276
Net investment in sales-type lease                                                            4,670                --
Prepaid expenses                                                                                  3               199
Deferred charges, net of accumulated
  amortization of $2,594 in 1995 and
  $2,481 in 1994                                                                                513               528
                                                                                      -----------------------------------

Total assets                                                                           $     88,725        $   98,779
                                                                                      ===================================

                                   LIABILITIES

Liabilities:

Accounts payable and accrued expenses                                                  $      1,744        $    1,706
Due to affiliates                                                                             1,522               536
Notes payable                                                                                41,000            41,000
Prepaid deposits and reserves for repairs                                                     9,656            10,786
                                                                                      -----------------------------------
    Total liabilities                                                                        53,922            54,028

Partners' capital:

Limited Partners (9,918,773 Depositary Units at
  September 30, 1995 and 9,965,473 Depositary Units at
  December 31, 1994)                                                                         34,803            44,751
General Partner                                                                                  --                --
                                                                                      -----------------------------------
    Total partners' capital                                                                  34,803            44,751
                                                                                      -----------------------------------

Total liabilities and partners' capital                                                $     88,725        $   98,779
                                                                                      ===================================

                    See accompanying notes to these financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)

                                                         For the three months           For the nine months ended
                                                         ended September 30,                  September 30,
                                                         1995          1994                1995          1994
                                                     --------------------------------------------------------------
Revenues:
  Lease revenue                                       $    5,749    $   9,679          $    17,147       $28,144
  Interest and other income                                  432          174                1,266           607
  Net (loss) gain on disposition
    of equipment                                             874          (56)               2,888           104
                                                     --------------------------------------------------------------
    Total revenues                                         7,055        9,797               21,301        28,855

Expenses:
  Depreciation and amortization                            3,249        4,139                9,172        12,363
  Management fees to affiliate                               274          427                  838         1,363
  Repairs and maintenance                                    781        1,204                2,827         3,790
  Interest expense                                           887          785                2,656         2,041
  Insurance expense to affiliates                             27          218                  291           426
  Other insurance expense                                     53          160                  224           594
  Marine equipment operating expenses                        106        2,102                  786         6,280
  General and administrative expenses
    to affiliates                                            177          168                  563           444
  Other general and administrative
    expenses                                                 253          297                  768           877
   Provision for bad debt expense                            105           --                  290             8
   Loss on revaluation of equipment                           --          335                   --           335
                                                     --------------------------------------------------------------
                                                     ------------------------------------------------------------
Total expenses                                             5,912        9,835               18,415        28,521
                                                     --------------------------------------------------------------

Net income (loss)                                     $    1,143    $     (38)         $     2,886    $      334
                                                     ==============================================================

Partners' share of net income (loss):
  Limited Partners                                    $      934    $    (253)         $     2,258    $     (301)
  General Partner                                            209          215                  628           635
                                                     --------------------------------------------------------------

Total                                                 $    1,143    $     (38)         $     2,886    $      334
                                                     ==============================================================

Net income (loss) per Depositary Unit
  (9,918,773 Units at September 30, 1995 and
  9,981,126 Unitsat September 30, 1994)               $     0.09    $   (0.03)         $      0.23    $    (0.03)
                                                     ==============================================================

Cash distributions                                    $    4,176    $   4,207          $    12,560    $   12,613
                                                     ==============================================================

Cash distributions per
  Depositary Unit                                     $     0.40    $    0.40          $      1.20    $     1.20
                                                     ==============================================================


                    See accompanying notes to these financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
          For the period from December 31, 1993 to September 30, 1995
                            (in thousands of dollars)


                                                         Limited          General
                                                         Partners         Partner            Total
                                                       -------------------------------------------------
  Partners' capital
    at December 31, 1993                               $   61,500         $   --          $    61,500

  Net income (loss)                                          (589)           841                  252

  Repurchase of Depositary Units                             (190)            --                 (190)

  Cash Distributions                                      (15,970)          (841)             (16,811)
                                                       -------------------------------------------------

  Partners' capital
    at December 31, 1994                                   44,751             --               44,751

  Net income                                                2,258            628                2,886

  Repurchase of Depositary Units                             (274)            --                 (274)

  Cash distributions                                      (11,932)          (628)             (12,560)
                                                       -------------------------------------------------

  Partners' capital
    at September 30,1995                               $   34,803         $   --          $    34,803
                                                       =================================================



                             See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                           For the nine months
                                                                           ended September 30,
                                                                            1995         1994
                                                                        --------------------------
  Cash flows from operating activities:
    Net income                                                           $    2,886   $      334
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                           9,172       12,363
      Net gain on disposition of equipment                                   (2,888)        (104)
      Loss on revaluation of equipment                                           --          335
    Changes in operating assets and liabilities:
      Accounts and note receivable, net                                       1,034          586
      Prepaid expenses                                                          196           20
      Restricted cash and marketable securities                               3,569         (331)
      Accounts payable and accrued expenses                                     (17)        (560)
      Due from (to) affiliates                                                  986         (336)
      Prepaid deposits and reserves for repairs                                (180)        (455)
                                                                        ---------------------------
  Net cash provided by operating activities                                  14,758       11,852
                                                                        ---------------------------

  Investing activities:
    Payments for purchase of equipment                                       (9,756)          --
    Payments for capitalizable repairs                                       (1,058)        (338)
    Payments of acquisition-related fees to affiliate                          (538)          --
    Proceeds from disposition of equipment                                    3,085        1,947
                                                                        ---------------------------
  Net cash (used in) provided by investing activities                        (8,267)       1,609
                                                                        ---------------------------

  Financing activities:
    Cash distributions paid to partners                                     (12,560)     (12,613)
    Repurchase of depositary units                                             (274)         (17)
                                                                        ---------------------------
  Cash used in financing activities                                         (12,834)     (12,630)
                                                                        ---------------------------

  Cash and cash equivalents:
  Net (decrease) increase in cash and cash equivalents                       (6,343)         831

  Cash and cash equivalents at beginning of period                           14,885        5,763
                                                                        ---------------------------

  Cash and cash equivalents at end of period                             $    8,542   $    6,594
                                                                        ===========================

  Supplemental information:                                              $    1,914   $    1,935
                                                                        ===========================
    Interest paid



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. ("FSI"), the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the "Partnership") as of September 30, 1995, the statements of operations for the three and nine months ended September 30, 1995 and 1994, and the statement of changes in Partners' capital for the period December 31, 1993 to September 30, 1995, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $4.2 million for the three months ended September 30, 1995 and 1994, and $12.6 million for the nine months ended September 30, 1995 and 1994.

Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $11.9 million and $12 million during the nine months ended September 30, 1995, and 1994, were deemed to be a return of capital.

Cash distributions of $0.40 per Depositary Unit were declared on September 8, 1995, and are to be paid on November 15, 1995, to the Unitholders of record as of September 30, 1995. This cash distribution will amount to $4.2 million.

4.    Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows (in thousands):

                                                               September 30,        December 31,
                                                                    1995                1994
                                                               ------------------------------------
  Equipment held for operating leases:

  Rail equipment                                                $    37,098          $   38,863
  Marine containers                                                  15,484              16,797
  Marine vessels                                                     22,625              39,422
  Aircraft and aircraft engines                                      67,582              57,863
  Trailers                                                            7,624               7,568
  Mobile offshore drilling unit                                      12,682              12,682
                                                               ------------------------------------
                                                                    163,095             173,195
  Less accumulated depreciation                                     (92,306)            (98,657)
                                                               ------------------------------------

      Net income                                                $    70,789          $   74,538
                                                               ====================================

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995

4.    Equipment (continued)

Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. Certain of the Partnership's marine vessels and marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

As of September 30, 1995, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of seven railcars, 56 marine containers, one trailer, and two aircraft engines. The aggregate carrying value of equipment off lease was $3.3 million at September 30, 1995. At December 31, 1994, 82 marine containers, 145 railcars and one aircraft engine were off-lease, with an aggregate carrying value of $4.8 million.

During the nine months ended September 30, 1995, the Partnership disposed of 360 marine containers, 196 railcars, with a combined net carrying value of $1.48 million for combined proceeds of $3.1 million. Final expenses related to the sale of one vessel in the fourth quarter of 1994 were $0.1 million.
Additionally, the Partnership entered into a sales-type lease related to one marine vessel as fully disclosed in Footnote 5. During the nine months ended September 30, 1994, the Partnership sold 675 marine containers, 11 railcars, 55 over-the-road dry trailers, and one aircraft with a combined net carrying value of $1.7 million for combined proceeds $1.8 million.

During the quarter ended September 30, 1995, the Partnership purchased a partial beneficial interest in two trusts, comprised of three commercial aircraft, two aircraft engines, and a package of aircraft rotables for $5.0 million and paid acquisition and lease negotiation fees of $0.28 million to an affiliate of the General Partner. The remaining interest is owned by affiliated partnerships. Also, during the third quarter, the Partnership purchased one aircraft for $4.3 million and paid acquisition and lease negotiation fees of $0.23 million to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of the General Partner.

5.   Investment in Sales-type Lease

On February 27, 1995, the Partnership entered into a sales-type lease for the purpose of selling a marine vessel. The lease is structured with a four year term commencing March 1995. The vessel will be leased on a standard bareboat charter lease and the lessee will make monthly payments. Gross lease payments of $5.9 million will be received over a four year period, commencing in March 1995, with an additional balloon payment of $1.7 million due at the end of the lease term. The lessee has the option to purchase the vessel at any time during the four year term at a predetermined buyout price stipulated in the charter agreement.

6.   Repurchase of Depositary Units

On December 28, 1992, the Partnership, which is traded on the American Stock Exchange under the symbol GFZ, engaged in a program to repurchase up to 250,000 Depository Units. In the nine months ended September 30, 1995, the Partnership repurchased and canceled 46,700 Depositary Units at a cost of $0.3 million. As of September 30, 1995, the Partnership has repurchased a cumulative total of 81,153 Depositary Units at a total cost of $0.7 million.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995

7.   Future Delisting of Partnership Units

The Partnership depositary units are listed and traded on the American Stock Exchange under the symbol GFZ. Under the Internal Revenue Code ("the Code"), the Partnership is classified as a Master Limited Partnership. The Code requires all Master Limited Partnerships traded on a national exchange be taxed as a corporation after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership level and at the investor level to the extent income is allocated to an investor. In order to avoid "double" taxation, it is the intent of the General Partner to delist the Partnership's depositary units from the American Stock Exchange prior to January 1, 1998. In this event, the Partnership's depositary units will no longer be traded on a national stock exchange.

8.   Debt

The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund II, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth and Income Fund VII, and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i)) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993 and was amended and restated on September 27, 1995 to expire on September 30, 1996. The Committed Bridge
Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. As of September 30, 1995, Fund I had $1,057,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund VI had $1,684,000 and PLM Equipment Growth & Income Fund VII had $9,569,000 and neither the Partnership nor TECAI had any outstanding borrowings. Due to the convenants in the senior loan agreement, the Partnership cannot access this line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) Results of Operations - For the nine months ending September 30, 1995 and 1994 Summary

The Partnership's operating income before depreciation, amortization, and gain/loss on disposition of equipment declined 27% for the nine months ended September 30, 1995, from the same period in 1994. This decline involves two major risks that face a leasing partnership: repricing risk as leases expire, and reinvestment risk as assets are sold. The Partnership's rig and one aircraft experienced the effects of repricing risk upon release during the first nine months of 1995, as market rates for these assets were substantially lower than their previous leases. In addition, reinvestment risk adversely effected the Partnership as the majority of proceeds from asset sales were not redeployed during the first nine months of 1995. The General Partner expects better opportunities in the fourth quarter and plans to redeploy proceeds at this time. The result should enhance the operating performance of the Partnership.

     (B) Financial Condition - Capital Resources, Liquidity, and Distributions

The Partnership purchased its initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. In addition the Partnership, under its current loan agreement, does not have the capacity to incur additional debt. Therefore, the Partnership relies on operating cash flow to meet its operating obligations, to make cash distributions to limited partners and increase the Partnership's equity portfolio with any remaining available surplus cash.

     During 1994, the Partnership had two loans outstanding totaling $40.8 million which required principal payments to commence in December 1994. To achieve the maximum return to the Partnership, the General Partner refinanced this debt with a maturity that would more closely coincide with the liquidation phase of the Partnership. In December, the Partnership completed the refinancing with a new loan of $41 million with interest at 1.5% over LIBOR. Payments are due in eleven quarterly installments of $3.7 million starting December 31, 1997. In the second quarter of 1995, the Partnership paid down $3 million of the outstanding loan balance. During the third quarter of 1995, the Partnership reborrowed the $3 million to acquire additional equipment for the fund.

     The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund II, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on September 27, 1995 to expire on September 30, 1996. The Committed Bridge
Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. As of September 30, 1995, Fund I had $1,057,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund VI had $1,684,000 and PLM Equipment Growth & Income Fund VII had $9,569,000 and neither the Partnership nor TECAI had any outstanding borrowings. Due to the convenants in the senior loan agreement, the Partnership cannot access this line of credit.

     The Partnership is traded on the American Stock Exchange under the symbol GFZ. For the past three years the Partnership has engaged in a plan to repurchase up to 250,000 Depositary Units. For the nine months ended September 30, 1995, the Partnership repurchased 46,700 Depositary Units at a cost of $0.3 million. As of September 30, 1995, the Partnership has repurchased a cumulative total of 81,153 Depositary Units at a total cost of $0.7 million.

(C)  Future Delisting of Partnership Units

The Partnership depositary units are listed and traded on the American Stock Exchange under the symbol GFZ. Under the Internal Revenue Code ("the Code"), the Partnership is classified as a Master Limited Partnership. The Code requires all Master Limited Partnerships traded on a national exchange be taxed as a corporation after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership entity level and at the investor level to the extent income is allocated to an investor. In order to avoid "double" taxation, it is the intent of the General Partner to delist the Partnership depositary's units from the American Stock Exchange prior to January 1, 1998. In this event, the Partnership depositary units will no longer be publicly traded on a national stock exchange.

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1995 and 1994

(A) Revenues

Total revenues of $7.1 million for the three months ended September 30, 1995, decreased from $9.8 million for the same period in 1994.

     This decrease in 1995 revenues was attributable primarily to lower lease revenue related to equipment sales in late 1994 and off-lease equipment, partially offset by a gain on disposition of equipment in third quarter of 1995.

(1)  Lease Revenue

         Total lease revenue for the third quarter of 1995 of $5.7 million decreased from $9.7 million in 1994. The following table presents lease revenues earned by equipment type (in thousands):

                                                  For the three months
                                                  ended September 30,
                                              ------------------------------
                                                 1995              1994
                                              ------------------------------
  Marine vessels                               $   930           $ 4,278
  Rail equipment                                 2,151             2,073
  Aircraft                                       1,349             1,983
  Marine containers                                534               571
  Trailers                                         472               435
  Mobile offshore drilling units                   313               339
                                              ------------------------------
                                               $ 5,749           $ 9,679
                                              ==============================

The lease revenue changes resulted primarily from:

     (a) a decrease of $3.3 million in marine vessel revenue attributable to the sale of two marine vessels in 1994, and the sale of one marine vessel during the first quarter of 1995;

     (b) declines in aircraft revenue of $0.6 million due to the off-lease status of two aircraft engines, the sale of one aircraft in September 1994, the sale of another aircraft in December of 1994, and the release of one other aircraft at a lower lease rate;

(2) Interest and other income increased by $0.3 million in the third quarter of 1995 compared to 1994. This increase resulted from the interest income on the sales-type lease, which began in March 1995.

(3) Net gain on disposition of equipment was $0.9 million in the third quarter of 1995 from the disposition of 138 marine containers and 116 railcars, compared to a loss of $0.1 million in the third quarter of 1994 from the disposition of 286 marine containers, 11 railcars, 55 trailers, and one aircraft.

(B) Expenses

Total expenses of $5.9 million for the three months ended September 30, 1995, decreased from $9.8 million for the same period in 1994. The decrease was attributable primarily to depreciation, management fees, repairs and maintenance, and marine equipment operating expense.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expense, and marine equipment operating expenses) decreased to $1.0 million in the third quarter of 1995 from $3.7 million in the same period in 1994. This resulted from:

     (a) a decrease of $2.0 million in marine equipment operating expenses from the third quarter 1994, due to the sale of two marine vessels in the fourth quarter of 1994 and the sale of one other marine vessel during the first quarter of 1995;

     (b) a decrease of $0.3 million in insurance expense to affiliates and other insurance expense due to the sale of two marine vessels in the fourth quarter of 1994, and the sale of one other marine vessel in the first quarter of 1995;

     (c) a decrease of $0.4 million in repairs and maintenance costs from 1994 levels due to lower drydock expense's and lower repairs and maintenance expenses due to the sale of three vessels in the prior nine months;

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased to $4.9 million in the third quarter of 1995 from $5.8 million in the third quarter 1994. This change resulted primarily from:

     (a) a decrease in depreciation expense of $0.9 million from 1994 levels reflecting the Partnership's double-declining depreciation method, and the sale or disposition of $37.0 million, at original cost, in Partnership assets during 1994 and 1995; offset partially by $9.7 million in acquisitions in the third quarter 1995 ;

     (b) a decrease in management fees to affiliates of $0.15 million due to lower lease revenues in 1995 as compared to 1994;

     (c) an increase of $0.1 million in interest expense reflecting higher interest rates on the Partnership's floating rate debt;

     (d) an  increase  of $0.1  million in bad debt  expenses  from 1994  levels
primarily   reflecting  the   Partnership's   evaluation  of   receivables   and
determination of uncollectible amounts.

(3) Loss on revaluation totaled $0.3 million in the third quarter of 1994, as the carrying value of five locomotives and 77 containers were reduced to their estimated net realizable value. No revaluation of assets was required during the third quarter of 1995.

(C) Net Income

The  Partnership's  net  income of $1.1  million  in the third  quarter of 1995, increased from net loss of $38,000 in the third quarter of 1994. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, therefore, the Partnership's performance for the nine months ended September 30, 1995 is not necessarily indicative of future periods. In the third quarter 1995, the Partnership distributed $4.0 million to the Limited Partners, or $0.40 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1995 and 1994

(A)  Revenues

Total revenues of $21.3 million for the nine months ended September 30, 1995, decreased from $28.9 million for the same period in 1994.

This decrease in 1995 revenues was attributable primarily to lower lease revenue related to equipment sales in late 1994, and the first nine months of 1995 partially offset by a gain on sale of equipment in the nine months ended September 30, 1995.

(1)  Lease Revenue

Total lease revenue for the nine months ended September 30, 1995 of $17.1 million decreased from $28.1 million in 1994. The following table presents lease revenues earned by equipment type (in thousands):

                                                     For the nine months
                                                     ended September 30,
                                              -----------------------------------
                                                    1995              1994
                                              -----------------------------------
  Marine vessels                               $         3,506   $        12,362
  Rail equipment                                         5,946             6,012
  Aircraft                                               3,929             5,815
  Marine containers                                      1,489             1,791
  Trailers                                               1,290             1,057
  Mobile offshore drilling units                           987             1,107
                                              ===================================
                                               $        17,147   $        28,144
                                              ===================================

The lease revenue changes resulted primarily from:

     (a) a decrease of $8.9 million in marine vessel revenue attributable to the sale of two marine vessels in 1994, and the sale of one marine vessel during the first quarter of 1995;

     (b) declines in aircraft revenue of $1.9 million due to the off-lease status of two aircraft engines, the sale of one aircraft in September 1994, and the sale of another aircraft in December of 1994, and the re-lease of one other aircraft at a lower lease rate; partially offset by the acquisition of aircraft and aircraft spares in September 1995;

     (c) declines in marine container revenues of $0.3 million due primarily to the sale and disposal of 949 containers over the last year;

     (d) declines in railcar revenues of $0.1 million due to lower re-lease rates on a fleet of 297 gondolas, the sale of five locomotives in the first quarter of 1995, and the sale of 116 coalcars in the third quarter of 1995;

     (e) declines in mobile offshore drilling unit revenues of $0.1 million due to lower daily lease rates when compared to the same period in 1994;

     (f) trailer revenues increased $0.2 million when compared to the same period during 1994, due to the purchase of 164 trailers during the fourth quarter of 1994;

(2) Interest and other income increased by $0.7 million in the first nine months of 1995 compared to 1994. Interest income increased due to $0.4 million in interest earned from the sales-type lease, which began in March 1995 in addition to higher cash balances available for investment during 1995.

(3) Net gain on disposition of equipment was $2.9 million for the nine months ended September 30, 1995 from the disposition of 360 marine containers, 196 railcars, and one marine vessel, compared to a gain of $104,000 in the same period of 1994 from the disposition of 675 marine containers, 11 railcars, and 55 trailers, and one aircraft. The sale of the vessel in the first quarter of 1995 was a sales-type lease. The Partnership will receive future lease payments totaling $5.9 million with a balloon payment of $1.7 million at the end of the lease term.

(B) Expenses

Total expenses of $18.4 million for the nine months ended September 30, 1995, decreased from $28.5 million for the same period in 1994. The decrease in 1995 expenses was attributable primarily to depreciation, repairs and maintenance, management fees, and marine equipment operating expense.

(1) Direct operating expenses (defined as repairs and maintenance, insurance expense, and marine equipment operating expenses) decreased to $4.1 million for the nine months ended September 30, 1995 from $11.1 million in the same period in 1994. This resulted from:

     (a) a decrease of $5.5 million in marine equipment operating expenses from the nine months ended September 30, 1994 due to the sale of two marine vessels in 1994 and the sale of one other marine vessel during the first quarter of 1995;

     (b) a decrease of $1.0 million in repairs and maintenance costs from 1994 reflects lower drydock expenses due to the sale of three vessels in the prior nine months offset partially by repairs currently being performed on a fleet of railcars so that they may be returned to on lease status;

     (c) a decrease of $0.5 million in insurance expense to affiliates and other insurance expense is due to the sale of two marine vessels in 1994, and an additional marine vessel in the first quarter of 1995, partially offset by hull and machinery and loss of hire insurance recoveries related to claims filed from 1991 to 1993;

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased to $14.3 million for the nine months ended September 30, 1995 from $17.1 million for the same period in 1994. This change resulted primarily from:

     (a) a decrease in depreciation expense of $3.2 million from 1994 levels reflecting the Partnership's double-declining balance depreciation method, and the sale or disposition of Partnership's assets with original cost of $37.0 million, during 1994 and $21.3 million in the first nine months of 1995;

     (b) a decrease in management fees to affiliates of $0.5 million reflecting lower levels of lease revenues in 1995;

     (c) an increase of $0.6 million in interest expense reflecting higher interest rates at September 30, 1995;

     (d) an increase of $0.3 million in bad debt expense from 1994 levels reflecting the Partnership's evaluation of receivables and determination of uncollectible amounts.

(3) Loss on revaluation totaled $0.3 million for the nine months ended September 30, 1994, as the carrying value of five locomotives and 77 containers were reduced to their estimated net realizable value. No revaluation of assets was required during the nine months ended September 30, 1995.

(C) Net Income

The Partnership's net income of $2.9 million for the nine months ended September 30, 1995, increased from net income of $0.3 million for the same period in 1994. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 1995 is not necessarily indicative of future periods. The Partnership distributed $12.0 million to the Limited Partners, or $1.20 per Depositary Unit in the nine months ended September 30, 1995.

Trends

Generally, Partnership performance continues to be sensitive to trends in those industry segments in which the equipment is either subject to frequent re-leasing activity, or is impacted by changing demand for particular equipment. In the former case, the Partnership's trailers have been subject to softening demand, particularly for refrigerated over-the-road units; and its rigs and vessels have been subject to relatively low rates in essentially static markets. In the latter case, the Partnership's 10-12 year old containers (the majority of its container portfolio) are being retired at an increased rate as container manufacturers step up deliveries of new containers; while demand for the Partnership's older Stage II aircraft and engines has declined in the U.S. market, the General Partner is remarketing such equipment abroad. Currently, demand for Partnership equipment remains strong in the rail and over-the-road dry van areas.

         The General Partner monitors these equipment markets. In those markets in which the cyclical nature of demand has short - to intermediate-term impact, the General Partner expects that Partnership performance will be subject to such market fluctuations and will vary accordingly. In those markets in which demand for Partnership equipment has dropped for unacceptable lengths of time, the General Partner takes appropriate action to reduce the Partnership's exposure to such events.

         The Partnership intends to use any excess cash flow after payment of expenses, loan principal and cash distributions to acquire additional equipment through the end of its planned reinvestment period, which ends December 31, 1996.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              $25,000,000 Warehousing Credit Agreement dated September 27, 1995 with First Union National Bank of North Carolina.

         (b)  Reports on Form 8-K

              None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PLM EQUIPMENT GROWTH FUND III

                                                By: PLM Financial Services, Inc.
                                                    General Partner




Date:  November 13, 1995                        By: /s/ David Davis
                                                    ---------------
                                                    David J. Davis
                                                    Vice President and
                                                    Corporate Controller