Form 10-K
period 1995-12-31
PLM EQUIPMENT GROWTH FUND III
filed 1996-03-26
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______


Class                                            Outstanding at March 14, 1996

Limited Partnership Depositary Units                     9,871,926

General Partnership Units:                                       1

An index of exhibits filed with this Form 10-K is located at page 44.

Total number of pages in this report:  47

                                     PART I
Item 1.    BUSINESS

(A)  Background

     On October 27, 1987, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 10,000,000 Depositary units (the Units) in PLM Equipment Growth Fund III, a California
limited   partnership  (the  Partnership,   the  Registrant  or  EGF  III).  The
Partnership's offering became effective on March 21, 1988. FSI, as general partner, owns a 5% interest in the Partnership. The Partnership engages in the business of owning and leasing transportation equipment to be operated by and/or leased to various shippers and transportation companies.

     The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

      (i)to acquire a diversified portfolio of long-lived, low obsolescence, high residual value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing if deemed appropriate by the General Partner. The General Partner intends to acquire the equipment at what it believes to be below inherent values and to place the equipment on lease, or under other contractual agreements with creditworthy lessees and operators of equipment;

     (ii)to generate sufficient net operating cash flow from lease operations to meet existing liquidity requirements and to generate cash distributions to the Limited Partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (iii) to selectively sell and purchase other equipment to add to the Partnership's initial equipment portfolio. The General Partner intends to sell equipment when it believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued  ownership  of a  particular  asset  will not  equal or  exceed  other equipment investment opportunities. Proceeds from these sales, together with excess net operating cash flow from operations that remain after cash distributions have been made to the Partners, will be used to acquire additional equipment throughout the intended seven year reinvestment phase of the Partnership;

     (iv)to preserve and protect the value of the portfolio through quality management, maintaining diversity and constantly monitoring equipment markets.

     The offering of the Units of the Partnership closed on May 11, 1989. On August 16, 1991, the Units of the Partnership began trading on the American Stock Exchange. Thereupon, each Unitholder received a depositary receipt representing ownership of the number of Units owned by such Unitholder. As of December 31, 1995, there were 9,899,573 depositary units (Depositary Units) outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

     During the first seven years of operations, a portion of cash flow and surplus funds will be used to purchase additional equipment and a portion will be distributed to the partners. Beginning after the Partnership's seventh year of operations, cash flow and surplus funds, if any, will not be reinvested and will be distributed to the partners. The Partnership's seventh year of operations ends on December 31, 1996. Beginning in the eleventh year of operations of the Partnership, the General Partner will commence to liquidate the assets of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events.

     Table 1, below, lists the equipment and the cost of the equipment in the Partnership portfolio as of December 31, 1995 (in thousands):


                                                      TABLE 1

 Units                             Type                                     Manufacturer                   Cost
---------------------------------------------------------------------------------------------------------------------

Equipment held for operating leases:

   0.56   Bulk carrier marine vessel                            Naikai Zosen, Naikai Shpbldg.           $    7,163<F1>
      1   Bulk carrier marine vessel                            Kanasashi                                    5,421
      1   Bulk carrier marine vessel                            Tsuneishi                                   10,041
      1   727-100QC commercial aircraft                         Boeing                                       5,784
      3   737-200A commercial aircraft                          Boeing                                      39,138
      1   DC-9-32 commercial aircraft                           McDonnell Douglas                           10,028
   0.50   Aircraft engine CFM 56                                General Electric                             1,594<F2>
      2   Commercial aircraft engines                           General Electric                             5,812
   0.17   Two trusts consisting of:
            Three 737-200 stage II commercial aircraft,         Boeing                                       4,706<F3>
            Two aircraft engines and                            Pratt Whitney                                  195<F3>
            portfolio of aircraft rotables                      Various                                        325<F3>
  1,522   Marine containers                                     Various                                     15,015
    120   Coal cars                                             Various                                      4,829
  1,342   Tank cars                                             Various                                     30,932
    129   Dry trailers                                          Stoughton and Strick                           752
     50   Domestic trailers                                     Various                                      1,878
    164   Dry piggyback trailers                                Various                                      2,534
    116   Utility refrigerated trailers                         Various                                      2,460
                                                                                                       --------------

          Equipment held for operating leases                                                              148,607

Equipment held for sale:
   0.45   Mobile offshore drilling unit                         Ingalls Shipbuilding                        12,681<F4>
    110   Coal cars                                             Various                                      1,302
                                                                                                       --------------

          Total equipment                                                                               $  162,590<F5>
                                                                                                       ==============

<F1> Jointly owned:  EGF III (56%) and an affiliated partnership.

<F2> Jointly owned:  EGF III (50%) and an affiliated partnership.

<F3> Jointly owned:  EGF III (17%) and three affiliated partnerships (83%).

<F4> Jointly owned:  EGF III (45%) and an affiliated partnership.

<F5> Includes proceeds from capital contributions,  operations,  and Partnership borrowings invested in equipment. Includes costs capitalized subsequent to the date of acquisition and equipment acquisition fees paid to PLM Transportation Equipment Corporation. All equipment was used equipment at time of purchase except for 50 domestic containers and 164 dry piggback trailers.


The equipment is generally leased under operating leases with terms of one to six years. Some of the Partnership's marine vessels and marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

     At December 31, 1995, approximately 89% of the Partnership's trailer equipment is operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership.

     The lessees of the equipment include, but are not limited to: British Midland Airways Ltd., DHL Airways, Inc., Atlantic Bulk Shipping, Continental Airlines, Inc., and East West Airlines, Inc. As of December 31, 1995, all of the equipment was on lease or in rental yards except 53 marine containers, 18 tank cars, and two aircraft engines.

B)   Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership Agreement, IMI is entitled to a monthly management fee. (See Financial Statement notes 1 and 2).

(C)  Competition

(1)  Operating Leases vs. Full Payout Leases

Generally the equipment owned by the Partnership is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under the operating lease need not be capitalized on the lessee's balance sheet.

     The Partnership encounters considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Partnership may be at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

     The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, Polaris Aircraft Leasing Corp., GPA Group Plc, and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Partnership invests in transportation-related capital equipment and in "relocatable environments." "Relocatable environments" refer to capital equipment constructed to be self-contained in function but transportable, example of which includes a mobile offshore drilling unit. A general distinction can be drawn between equipment used for the transport of materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials.

The following describe the markets for the Partnership's equipment:

(1)  Commercial aircraft

International airlines are expected to post an aggregate $5.7 billion profit for 1995, an indication that the world air transport industry made a dramatic turnaround during the year. While U.S. air traffic growth slowed during 1995, capacity levels decreased, resulting in higher load factors, lower unit costs, and improved yields. Worldwide, airlines took delivery of 517 commercial jets, the lowest number since 1988. A continuing decrease in 1996 deliveries is expected to improve the supply-demand balance.

     Several factors have favorably impacted the market for "second generation" commercial jets, the type owned by the Partnership, including Boeing 727s, 737-200s, and DC9-32s. In addition to fewer deliveries, the new generation of narrowbody aircraft has as yet failed to produce any significant savings in carriers' direct operating costs, and there are clear indications of further consolidation within the U.S. and European markets. These trends, expected to continue through 1996, have led to increases in demand, rental rates, and market values for "second generation" commercial aircraft.

(2)  Aircraft Engines

Most airlines maintain an inventory of spare engines in order to minimize aircraft downtime due to engine maintenance and overhaul requirements.

     Although stage II engines do not meet future U.S. and European noise regulations, those owned by the Partnership are the most advanced stage II engines produced, compatible with all models of Boeing 727, 737-200, and McDonnell Douglas DC-9-30 series aircraft. The resurgence in demand for narrowbody aircraft in the U.S. and Europe has favorably impacted lease rates and values for these stage II engines. The Partnership's stage III engines, operable on Boeing 737, McDonnell Douglas DC 10-30, and Airbus A300 series aircraft, meet the most stringent U.S. Federal Aviation Administration (FAA) regulatory operating requirements and thus are not subject to regulatory obsolescence. Due to diminishing demand for and increased retirement of DC 10-30 and Airbus A300 aircraft, demand for compatible stage III engines is relatively weak. While this trend is expected to continue in the near future, demand for Boeing 737-compatible stage III engines is relatively strong as 737s remain the most widely-used aircraft in the world fleet.

(3)  Aircraft Rotables

Aircraft rotables are a predetermined quantity of replacement spare parts held by airlines as inventory. They can be removed from an aircraft or engine, overhauled, and then recertified and refitted to the aircraft in "as-new" condition. Rotables carry specific identification numbers and can thus be individually tracked. They include landing gear, certain engine components, avionics, auxiliary power units, replacement doors, control surfaces, pumps, valves, and other similar equipment. The useful life of a rotable is usually measured in terms of either time in service or number of takeoffs and landings (cycles). While specific guidelines apply to rotables for the length of time or number of cycles between overhauls, there is no preset limit to the number of times a rotable can be overhauled and recertified. In practice, a component will be overhauled until the cost to do so exceeds its replacement cost. Airlines are expected to continue utilizing off-balance sheet financing such as sale-leasebacks and inventory pooling arrangements to finance spare parts inventories.

(4)  Marine Containers

The container market ended 1994 with expectations that the strengthening market experienced late in the year would continue into 1995. Such was not the case as the usual seasonal slowdown during the post-Christmas time period extended longer than expected, and utilization in 1995 did not achieve 1994 levels. While per diem rates increased somewhat by summertime, they did not fully recover from the 8-12% decrease experienced during the preceding two years. Aggressive pricing by several major leasing companies attempting to capture greater market share is expected to put further pressure on refrigerated container utilization and per diem rates. On the secondary markets, there continues to be significant increases in supply as primarily operators dispose of large numbers of older equipment. Since the Partnership owns predominately older containers, it will continue to be impacted by these industry trends.

     During 1996, major leasing companies are expected to reduce purchases of new equipment in response to soft market conditions. This anticipated reduction in supply should lead to a strengthening in utilization and per diem rates later in the year as demand catches up to supply.

(5)  Railcars

Nearly all the major railroads reported substantial revenue increases during 1995. As additional industry consolidation is expected in 1996, these mergers should produce further operating efficiencies leading to continued increases in revenues and profits. Car loadings rose approximately 3% during 1995 with chemicals, metals, and grain experiencing the largest gains. Car demand for liquefied petroleum gas and liquid fertilizer service was also strong throughout the year.

     The Partnership's fleet experienced almost 100% utilization during 1995. The few cars out of service were undergoing scheduled maintenance or repair. The General Partner believes rates are at the top of the cycle for all types of cars owned by the Partnership. With demand continuing high, rental rates for most types of cars owned by the Partnership are expected to remain relatively strong during 1996.

     On the supply side, industry experts predict approximately 55,000 new car builds and 40,000 retirements for a net gain of about 1.2% in the total U.S. fleet during 1996. While car builders are still busy, orders are not coming in as rapidly as in the last two years, so it is likely additions will not significantly outpace retirements this year.

(6)   Marine Vessels

The Partnership's vessels operate primarily in spot charters or pooled vessel operations. In contrast to longer-term, fixed-rate time charter or bareboat charters, this operating approach provides greater flexibility in response to changes in demand and, the General Partner believes, has the potential to achieve a higher average return over the period the vessel is owned.

     Over the first half of 1995, freight rates for small to medium-sized dry bulk vessels, the type owned by the Partnership, continued the improvement begun in late 1994. The Baltic Freight Index (an industry standard index for dry freight rates) hit an all-time high in May 1995. Although this index later declined, it ended 1995 at a level slightly higher than the year before. In 1996, freight rates are expected to hold at current levels, with some improvement possible over the latter half of the year. On the supply side, newbuilding orders for the classes of vessels owned by the Partnership are at nearly the same levels as in 1995. On a long-term basis, the level of scrappings and retirements will be influenced by market freight rates which are not expected to grow at more than a moderate level. Another factor which affects the volume of newbuilding is government subsidy policies, particularly in those countries which are members of the Organization for Economic Cooperation & Development (OECD) While the OECD nations did not come to a firm agreement regarding ship building subsidies in 1995, it appears that in 1996 and beyond, subsidies should decline, reducing newbuilding levels.

(7)  Mobile Offshore Drilling Units (Rigs)

Demand for offshore drilling services utilizing jack-up rigs increased slightly in 1995 over the prior two years due principally to continued demand for U.S. natural gas and improved returns from international oil drilling. Utilization and day rates have been bolstered by a continued decline in the supply of rigs. In 1995, 7 of the 264 rigs in service were retired from the active drilling fleet and only 1 rig was added. Another factor contributing to stronger contract day rates has been the continued consolidation in rig ownership through corporate mergers and rig acquisitions by larger market players. This consolidation has had a recognizable effect on stabilizing day rates in times of low utilization and increasing day rates faster in times of increasing utilization.

     Demand in the U.S. Gulf of Mexico, the largest market for jack-up rigs, is expected to continue at existing levels, while demand in international markets, primarily the North Sea and offshore India, should increase. On a long-term basis, overall demand is expected to continue at the present level and supply should continue to decline as older rigs are retired. The overall effect of these trends should be increased utilization, day rates, and rig market values as demand and supply reach equilibrium. Some industry experts predict that by the year 2000, day rates will increase to levels which will induce limited building of new rigs.

(8)  Intermodal Trailers

After three robust years, growth in the intermodal trailer market was flat in 1995. This lack of growth resulted from several factors including a lackluster domestic economy, environmental issues, the peso devaluation, a new teamsters agreement allowing more aggressive pricing, and consolidation among U.S. railroads. Industry experts believe these factors may lead to an improved balance in supply and demand and encourage suppliers to retire older, obsolete equipment in 1996. The Partnership's piggyback trailer fleet, with an average age of 7 years compared to the industry norm of 10 years, experienced better utilization than that of its competitors, averaging near 80% during 1995. Expansion and utilization levels in the intermodal market are anticipated to improve in 1996 and trailer loadings are expected to increase 3-4% per year throughout the rest of the decade.

(9)  Over-the-Road Dry Trailers

The over-the-road dry trailer market remained strong in 1995 due to record freight movements and equipment utilization. The General Partner achieved excellent utilization levels in 1995 averaging over 85%. Current levels show some signs of softening demand in comparison to the record-setting levels of 1994, when users encountered backlogs of up to 18 months for new equipment delivery. While new production is expected to decline over the next few years, this should not dramatically affect utilization levels, as plenty of older, obsolete equipment needs to be retired.

     The General Partner continues to transfer trailers with expiring lease terms to the short-term trailer rental facilities operated by PLM Rental, Inc. The General Partner believes the strong performance of units in these rental facilities reflects the demand for short-term leases mentioned above and expects this trend to continue as long as the current shortage of trailers exists.

(10)  Over-the-Road Refrigerated Trailers

After a record year in 1994, demand for refrigerated trailers softened in 1995. This softened demand affected overall performance in 1995. Adverse weather conditions reduced the volume of fresh fruit and produce available, so refrigerated equipment operators focused on hauling generic freight, adding to the dry freight market while reducing capacity and demand in temperature-controlled markets.

     Heavy consolidation in the trucking industry induced carriers to work off excess equipment inventory from 1994 levels. However, inventory is expected to return to more normal levels in 1996 and continue throughout the rest of the decade, as excess capacity is retired, newer refrigeration technology standards become more defined, and environmentally-damaging refrigerants are phased out of service.

(E)  Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal action, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include (but are not limited to):

     (1) the U.S. Oil Pollution Act of 1990 (which established liability for operators and owners of vessels, mobile offshore drilling units, etc. that create environmental pollution).

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria);

     (3) the Montreal Protocol on Substances That Deplete the Ozone layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.);

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank cars).

ITEM 2.       PROPERTIES

     The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1995, the Partnership owned a portfolio of transportation equipment as described in Part I, Table 1.

     The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 900, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.       LEGAL PROCEEDINGS

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT
              MATTERS

The Partnership's Depositary Units began trading (under the ticker symbol GFZ) on August 16, 1991, on the American Stock Exchange (AMEX). As of March 14, 1996, there were 9,871,926 Depositary Units outstanding. There are approximately 12,500 Depositary Unitholders of record as of the date of this report. Under the Internal Revenue Code (the Code) the Partnership is classified as a Publicly Traded Partnership. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership level and at the investor level to the extent that income is distributed to an investor. In addition, the General Partner believes that the trading price of the Depositary Units may be distorted when the Partnership begins the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner has requested to delist the Partnership's Depositary Units from the AMEX prior to March 29, 1996. The last day for trading on the AMEX will be March 22, 1996. While the Partnership's Depositary Units will no longer be publicly traded on a national stock exchange, the General Partner will continue to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner will continue to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates that following delisting, an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

     Pursuant to the terms of the Partnership Agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner also is entitled to a special allocation of any gains from the sale of the Partnership's assets in an amount sufficient to eliminate any negative balance in the General Partner's capital account. The General Partner is the sole holder of such interests.

     Table 2, below, sets forth the high and low reported prices of the Partnership's Depositary Units for 1995 and 1994, as reported by the AMEX as well as cash distributions paid per Depositary Unit.

                                     TABLE 2

                                                                            Cash
                                                                        Distributions
                                                                          Paid Per
                                                   Reported Trade        Depositary
                                                       Prices               Unit
                                              -----------------------------------------

  Calendar Period                                High             Low

  1995

  1st Quarter                                  $   8.38        $   7.00       $   0.40
  2nd Quarter                                  $   8.63        $   7.31       $   0.40
  3rd Quarter                                  $   8.13        $   6.63       $   0.40
  4th Quarter                                  $   7.00        $   4.56       $   0.40

  1994

  1st Quarter                                  $  12.00        $  10.25       $   0.40
  2nd Quarter                                  $  11.50        $  10.13       $   0.40
  3rd Quarter                                  $  10.63        $   9.13       $   0.40
  4th Quarter                                  $  10.63        $   7.38       $   0.40


     The Partnership has engaged in a plan to repurchase up to 250,000 Depositary Units. During the period from January 1, 1995, to December 31, 1995, the Partnership repurchased 65,900 Depositary Units at a total cost of $0.4 million. From January 1, 1996 to March 14, 1996, the Partnership repurchased 27,647 Depositary Units at a total cost of $0.12 million.

ITEM 6.  SELECTED FINANCIAL DATA

     Table 3, below, lists selected financial data for the Partnership:

                                     TABLE 3

                               For the years ended
                  December 31, 1995, 1994, 1993, 1992, and 1991
                 (thousands of dollars, except per unit amounts)

                                           1995            1994           1993             1992            1991
                                       ------------------------------------------------------------------------------

    Operating results:
      Total revenues                    $   28,055      $  40,247      $   42,149       $   43,722      $   55,289
      Net gain on disposition
        of equipment                         2,936          2,863           1,707            1,081           5,837
      Loss on revaluation of
        equipment                               --         (1,082)            (92)          (8,292)             --
      Net income (loss)                      2,706            252            (241)         (11,248)            (33)

    At year-end:
      Total assets                      $   84,259      $  98,779      $  117,531       $  132,043      $  158,681
      Total liabilities                     53,922         54,028          56,031           53,232          46,516
      Notes payable                         41,000         41,000          40,866           40,865          40,865

    Cash distributions                  $   16,737      $  16,811      $   16,829       $   22,106      $   21,578

    Cash distributions which
      represent a return of capital     $   14,031      $  15,970      $   15,988       $   21,001      $   20,499

    Per Depositary Unit:

    Net income (loss)                   $     0.19<F1>  $   (0.06)<F2> $    (0.11)<F3>  $    (1.24)<F4> $    (0.33)<F5>


    Cash distributions                  $     1.60      $    1.60      $     1.60       $     2.10      $     2.05

    Cash distributions which
      represent a return of capital     $     1.42      $    1.60      $     1.60       $     2.10      $     2.05


<F1> After reduction of $0.7 million ($.07 per Depositary Unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets. (See Note 1 to the financial statements.)

<F2> After reduction of $0.8 million ($.08 per Depositary Unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets. (See Note 1 to the financial statements.)

<F3> After reduction of $0.9 million ($.09 per Depositary Unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets. (See Note 1 to the financial statements.)

<F4> After reduction of $1.2 million ($0.12 per Depositary  Unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets. (See Note 1 to the financial statements.)

<F5> After reduction of $3.3 million ($0.33 per Depositary  Unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets. (See Note 1 to the financial statements.)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of PLM Equipment Growth Fund III (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

     The analysis is organized in the following manner:

-    Results of Operations - Year Over Year Summary and Factors Affecting
     Performance
-    Financial Condition - Capital Resources, Liquidity, and Distributions
-    Outlook for the Future
-    Results of Operations - Year to Year Detail Comparison

(A)  Results of Operations

(1)  Year Over Year Summary

     The Partnership's net operating contribution before depreciation, amortization, gain/loss on sales, and loss on revaluation declined approximately 15% from 1994 to 1995, primarily due to the duration between the sale of equipment and the eventual deployment of the sales proceeds in other assets, the off-lease status of certain equipment throughout 1995, and the reductions in lease rates for certain equipment re-leased during the year. These reductions were partially offset by lower operating expenses from the mobile offshore drilling unit and the deployment of proceeds from the sale of underperforming assets. While lease turnover occurred in the Partnership's rail portfolio, the net effect of such re-leases on Partnership performance was relatively small. In addition, performance increases in the Partnership's trailer portfolio were due mainly to the delivery of units into service in late 1994 and 1995. Indirect operating expense increased due to greater reserves required with respect to potential bad debts offset by lower management fees as a result of lower revenue production.

(2)  Factors Affecting Performance

   (a) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

     The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall market conditions, regulations of many kinds concerning the use of the equipment, and others. The Partnership experienced repricing exposure in 1995 primarily in its marine vessel, rig, and marine container portfolios.

     (i) Mobile Offshore Drilling Unit (Rig): In the beginning of 1994, the Partnership's rig was moved from the Indian Ocean to the Gulf of Mexico. The primary lease term expired in February 1995 with options to extend the lease at the existing lease rates for 4 six-month periods. Demand requirements for natural gas remained constant during 1995 causing the lessee to exercise its option to extend the lease in February and again in August. As a result, the rig did not experience any adverse effects from the repricing exposure at the end of the option periods. For a more thorough discussion of market conditions and those factors impacting rates for rigs, see the section in "Demand" on Mobile Offshore Drilling Units (Rigs).

     (ii)Marine Vessels: One of the Partnership's marine vessels operated in the "spot" or "voyage charter" market during the first quarter of 1995. Spot or voyage charters are usually of short duration and reflect the short-term demand and pricing trends in the marine vessel market. The General Partner concluded that the repricing exposure in this market outweighed the market benefits. As a result, the vessel was leased on a bareboat charter that is being accounted for as a "Sales-Type Lease". The lease has a four-year duration without the exposure of rate fluctuations and operating cost. For a more thorough discussion of market conditions and those factors impacting rates for marine vessels, see the section in "Demand" on marine vessels.

         (iii) Marine Containers: The majority of the Partnership's marine container portfolio is operated in utilization-based leasing pools and as such is highly exposed to repricing activity. Overall, marine container revenue in 1995 declined 17% from 1994 levels (approximately $2.3 million in 1994; approximately $1.9 million in 1995). The change is due mainly to the reduction in marine containers in service, as approximately 23% of the Partnership's marine container fleet was liquidated or disposed of during the year. This reduction is primarily associated with the increasing age of the fleet. For a more thorough discussion of market conditions and those factors impacting rates for marine containers, see the section in "Demand" on marine containers.

     (iv)Other Equipment: While market conditions and other factors may have had some impact on lease rates in markets in which the Partnership owns the remainder of its equipment portfolio, the majority of this equipment was unaffected as their leases did not expire in 1995. See "Demand" for a discussion of conditions in these equipment areas.

     (b) Reinvestment of Cash Flow and Surplus Funds

During the first seven years of operations which ends December 31, 1996, the Partnership intends to increase its equipment portfolio by investing surplus cash available in additional equipment after fulfilling operating requirements and payments of distributions to the partners. Subsequent to the end of the reinvestment period, the Partnership will continue to operate for another two years, and then begin an orderly liquidation over an anticipated two-year period. The operating lease income generated by, and proceeds from sales of, this equipment, are intended to enhance financial returns to the partners.

     Nonoperating funds for reinvestment are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements, or the exercise of purchase options written into certain lease agreements. Equipment sales generally result from the determination by the General Partner that either revenues from continued ownership of certain equipment will not meet Partnership performance goals, or market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

     (c) Reinvestment Risk

Reinvestment risk occurs when 1) the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the investment phase of the Partnership operations; 2) equipment is sold or liquidated for less than threshold amounts;
3) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at threshold lease rates; or 4) proceeds from sales, losses, or surplus cash available for reinvestment cannot be deployed in a timely manner.

     For the year ended December 31, 1995, the Partnership generated sufficient funds to meet its operating obligations including interest expense. Cash distributions of $16.7 million included both funds generated from current period operations and cash available but not distributed in prior periods.

     During the year, the Partnership received proceeds from the disposal of 462 marine containers and proceeds from the sale of 204 railcars and locomotives totaling approximately $3.4 million. The Partnership reinvested approximately $11.4 million: $1.7 million in 30 tank cars and capital repairs to pressure and non-pressure tank cars; $5.2 million to fund the purchase of a partial interest in two trusts, comprised of 3 commercial aircraft, 2 aircraft engines, and a package of aircraft rotables; and $4.5 million for the purchase of 1 commercial aircraft. The sales proceeds of assets sold in the fourth quarter of 1994 were not deployed into revenue-producing assets until the end of the third quarter of 1995 when suitable assets for the Partnership were identified.

     (d) Equipment Valuation

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1995.

     As of December 31, 1995, the General Partner estimated the current fair market value of the Partnership's equipment portfolio to be approximately $110.5 million.

(B)  Financial Condition - Capital Resources, Liquidity, and Distributions

The Partnership purchased its initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. In addition the Partnership, under its current loan agreement, does not have the capacity to incur additional debt. Therefore the Partnership relies on operating cash flow to meet its operating obligations and to make cash distributions to the Limited Partners.

     During 1994, the Partnership had two loans outstanding totaling $40.8 million. One loan was for $5.8 million, with interest at 11% due in September 1996. The other loan was for $35 million, with interest at 1% over the London Inter Bank Offering Rate (LIBOR), and due in twelve quarterly payments of $2.9 million starting December 31, 1994. To achieve the maximum return to the Partnership the General Partner refinanced this debt with a maturity that would more closely coincide with the liquidation phase of the Partnership. In December 1994, the Partnership completed the refinancing with a new loan of $41 million, with interest at 1.5% over LIBOR, and due in eleven quarterly payments of $3.7 million starting December 31, 1997. To secure this loan the Partnership paid a placement fee of 339,000 of the loan balance to the lender.

     The Partnership is traded on the American Stock Exchange under the symbol GFZ. For the past three years the Partnership has engaged in a plan to repurchase up to 250,000 Depositary Units. At the end of 1995 the Partnership had purchased a total of 100,353 units for $0.8 million, 34,453 of these units were purchased in 1994,1993, and 1992 at a cost of $0.4 million.

     The General Partner has entered into a joint $25 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund II, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and Professional Lease Management Income Fund I (Fund
I), all affiliated investment programs, and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and became available to the Company on May 8, 1995, and was amended and restated on September 27, 1995, to expire on September 30, 1996. The Committed Bridge
Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the General Partner from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrower's option and is set at the time of an advance of funds. As of December 31, 1995, neither the Partnership, any of the other programs, nor TECAI had any outstanding borrowings.

(C)  Outlook for the Future

Several factors may affect the Partnership's operating performance in 1995 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing and Reinvestment Risk

     Portions of the Partnership's marine container, rail, marine vessel, and trailer portfolios will be remarketed in 1996 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to sell, certain underperforming equipment, or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(3)  Additional Capital Resources and Distribution Levels

The Partnership's initial contributed capital was comprised of proceeds from its initial offering, supplemented later by permanent debt in the amount of $41 million. The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital other than that mentioned above.

     Pursuant to the Limited Partnership Agreement, the Partnership will cease to reinvest in additional equipment beginning in its seventh year of operations
 .  The  General   Partner  intends  to  continue  its  strategy  of  selectively redeploying equipment to achieve competitive returns. By the end of the reinvestment period, the General Partner intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and to sustain a predictable level of distributions to the partners.

     The General Partner believes the current level of distributions to the partners cannot be maintained throughout 1996 using cash from operations, reserves, and proceeds from sales or dispositions. As of the first quarter of 1996, the cash distribution rate has been reduced to more closely reflect current and expected net cash flows from operations. Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels are now necessary. In addition, with the onset of the equipment liquidation phase of the Partnership in 1998, the size of the Partnership's remaining equipment portfolio, and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in potential special distributions to Unitholders.

(D)  Results of Operations - Year to Year Detail Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1995 and 1994

(A)  Revenues

Total revenues for the years ended December 31, 1995, and 1994, were $28.1 million and $40.2 million, respectively. The decrease in 1995 revenues was attributable primarily to decreases in lease revenue partially offset by higher interest earned in 1995 compared to 1994. The Partnership's ability to acquire or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1995 is not necessarily indicative of future periods.

     (1) Lease revenue decreased to $23.4 million in 1995 from $36.2 million in 1994. The decline was due to the following (in thousands):

                                                        For the year ended December 31,
                                                          1995               1994
                                                       ------------------------------
  Marine vessels                                       $   4,619          $  15,210
  Rail equipment                                           7,832              7,990
  Aircraft                                                 5,799              7,504
  Trailers and tractors                                    1,944              1,502
  Mobile offshore drilling unit                            1,299              1,727
  Marine containers                                        1,875              2,292
                                                       ==============================
                                                       $  23,368          $  36,225
                                                       ==============================


     (a) Marine vessel revenue decreased by $10.6 million due primarily to the sale of one vessel in the first quarter of 1995 and two vessels in the fourth quarter of 1994;

     (b) Aircraft revenue decreased by $1.7 million due to the off-lease status of two aircraft engines in 1995 and the sale of two aircraft during 1994, partially offset by the revenues earned on aircraft and aircraft spare parts acquired in 1995;

     (c) Marine container revenue decreased by $0.4 million resulting from the disposal of 462 marine containers during 1995;

     (d) Decline in mobile offshore drilling unit revenues of $0.4 million due to lower daily lease rates when compared to the same period in 1994;

     (e) Rail revenue decreased by $0.2 million primarily due to lower re-lease rates on a fleet of 297 gondolas and the sale of five locomotives and 199 coalcars during 1995;

     (f) The revenue decrease was partially offset by an increase in trailer revenues due to the acquisition of 164 trailers in 1994 which were placed in the short-term intermodal trailer leasing operation and earned approximately $0.4 million in 1995.

(2) Interest and other income increased by $0.6 million primarily due to an insurance recovery on one of the Partnership vessels related to an insurance claim from 1992 and higher interest income earned on 1995 cash balances versus 1994 balances.

(3) Net gain on disposition of equipment of $2.9 million was realized on the sale of 204 railcars and locomotives, 1 marine vessel, and the disposal of 462 marine containers. These assets had an aggregate net book value of $5.5 million and were sold or liquidated for proceeds of $8.4 million which included proceeds of $5 million from a marine vessel related to the sales-type lease. Net gain on disposition of equipment totaled $2.9 million in 1994 and was realized on the sale or liquidation of 33 railcars, 2 aircraft, 57 trailers, 811 marine containers, and 2 marine vessels. These assets had an aggregate net book value of $13.7 million and were sold or liquidated for proceeds of $16.7 million.

(B)  Expenses

The Partnership's total expenses for the years ended December 31, 1995, and 1994, were $25.3 million and $40.0 million, respectively. The decrease was primarily attributable to decreases in depreciation expense, repairs and maintenance expense, and marine equipment operating expenses.

(1) Direct operating expenses (defined as repairs and maintenance, insurance, and marine equipment operating expenses, and repositioning expense) decreased to $5.6 million in 1995 from $16.0 million in 1994. This change resulted from:

     (a) A decrease of $2.0 million in repairs and maintenance expenses from 1994 levels due to the sale of two marine vessels during 1994, and the sale of one vessel in the first quarter of 1995, coupled with a fleet of coal cars converting to a net lease, where the lessee pays for the repairs, during 1994;

     (b) A decrease of $6.9 million in marine equipment operating expenses due to the sale of two vessels in the fourth quarter of 1994 and the sale of one vessel in the first quarter of 1995;

     (c) A decrease in insurance expense of $0.7 million relating to the sale of two marine vessels in 1994 and one vessel in the first quarter of 1995, offset partially by the acquisition of one aircraft during 1995.

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, and general and administrative expenses) decreased to $19.7 million in 1995 from $22.9 million in 1994.
This change resulted primarily from:

     (a) A decrease in depreciation expense of $3.6 million from 1994 levels reflecting the Partnership's double-declining balance depreciation method and the sale or disposition of $22.0 million in assets during 1995, offset partially by the acquisition of $11.4 million in equipment;

     (b) A decrease of $0.7 million in management fee expense reflecting lower lease rates in 1995;

     (c) An increase of 0.5 million in interest expense reflecting higher interest rates in 1995;

     (d) a decrease of $0.5 million in general and administrative expenses from 1994 levels primarily reflecting less professional services required by the Partnership relating to leasing or re-leasing equipment during 1995.

(3) Loss on revaluation of equipment in 1994 was the result of the write-downs on 5 locomotives, 77 marine containers, and 2 aircraft engines to their estimated net realizable values. There were no losses on revaluation of equipment required in 1995.

(C)  Net Income

The Partnership's net income increased to $2.7 million in 1995, from a net income of $0.3 million in 1994. The Partnership's ability to acquire, operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership, is subject to many factors and the Partnership's performance in 1995 is not necessarily indicative of future periods. For the year ended December 31, 1995, the Partnership distributed $15.9 million to the Limited Partners, or $1.60 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1994 and 1993

(A)  Revenues

Total revenues for the years ended December 31, 1994, and 1993, were $40.2 million and $42.1 million, respectively. The decrease in 1994 revenues was attributable primarily to decreases in lease revenue partially offset by a larger gain on disposition of equipment in 1994 compared to 1993. The Partnership's ability to acquire or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in 1994 is not necessarily indicative of future periods.

     (1) Lease revenue decreased to $36.2 million in 1994 from $39.5 million in 1993. The decline was due to the following (in thousands):

                                                        For the year ended December 31,
                                                          1994               1993
                                                       ------------------------------
  Marine vessels                                       $  15,210          $  16,996
  Rail equipment                                           7,990              8,770
  Aircraft                                                 7,504              8,361
  Trailers and tractors                                    1,502                670
  Mobile offshore drilling unit                            1,727              1,725
  Marine containers                                        2,292              3,010
                                                       ==============================
                                                       $  36,225          $  39,532
                                                       ==============================

     (a) Marine vessel revenue decreased by $1.8 million due primarily to the sale of one vessel in September 1993 and two vessels in the fourth quarter of 1994, offset partially by the acquisition of a 56% interest in one vessel in December 1993, and one vessel earning higher daily rates while on a voyage charter. A voyage charter is a short-term lease lasting the duration of a specific voyage, typically 30-45 days, wherein the charter receives revenues associated with the direct movement of cargo;

     (b) Aircraft revenue decreased by $0.9 million due to the sale of two aircraft in 1994, the lower re-lease rates on another aircraft and one aircraft engine and the off-lease status of one of the aircraft engines;

     (c) Rail revenue decreased by $0.8 million primarily due to a fleet of 120 coal cars converting from full service to net leases. Full service leases earn higher revenues than net leases because repair and maintenance expenses are the responsibility of the lessor and not the lessee. Additional revenue decreases were due to a Canadian dollar exchange rate difference on tank car revenue and the sale of 33 railcars during 1994;

     (d) Marine container revenue decreased by $0.7 million resulting from a reduction in utilization-based revenue and the disposal of 811 marine containers during 1994;

     (e) The revenue decrease was partially offset by an increase in trailer revenues due to the acquisition of trailers in 1993 and the fourth quarter of 1994.

(2) Interest and other income increased by $0.2 million primarily due to an insurance recovery on one of the Partnership vessels related to an insurance claim from 1992 and higher cash balances during 1994.

(3) Net gain on disposition of equipment of $2.9 million was realized on the sale of 33 railcars, 2 aircraft, 57 trailers, 2 marine vessels and the disposal of 811 marine containers. These assets had an aggregate net book value of $13.7 million and were sold or liquidated for proceeds of $16.7 million. Net gain on disposition of equipment totaled $1.7 million in 1993 realized on the sale or liquidation of 184 railcars, 5 locomotives, 798 marine containers, and one marine vessel. These assets had an aggregate net book value of $9.1 million and were sold or liquidated for proceeds of $10.8 million.

(B)  Expenses

The Partnership's total expenses for the years ended December 31, 1994 and 1993, were $40.0 million and $42.4 million, respectively. The decrease was primarily attributable to decreases in depreciation expense, repairs and maintenance expense, and insurance expense.

(1) Direct operating expenses (defined as repairs and maintenance, insurance, marine equipment operating expenses, and repositioning expense) decreased to $16.0 million in 1994 from $17.3 million in 1993. This change resulted from:

     (a) A decrease of $0.9 million in repairs and maintenance expenses from 1993 levels due to the sale of two marine vessels during 1994, and the sale of one vessel in September 1993, coupled with a fleet of coal cars converting to a net lease during 1994, offset partially by upgrades required to operate the rig in the Gulf of Mexico;

     (b) A decrease in insurance expense of $1.1 million relating to the sale of two marine vessels in 1994 and one vessel in September 1993, offset partially by the acquisition of one vessel in December 1993;

     (c) A decrease of $0.1 million in marine equipment operating expenses due to the sale of two vessels in the fourth quarter of 1994, the sale of one vessel in September 1993, partially offset by the acquisition of one vessel in December 1993 and two of the Partnership's marine vessels operating on short-term voyage charters. Voyage charters are short-term leases lasting the duration of one voyage, typically 30-45 days. Under a voyage charter lease the Partnership pays for certain costs, such as bunkers and port costs, that were formerly borne by the lessee under previous Partnership charter agreements.

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, and general and administrative expenses) decreased to $22.9 million in 1994 from $25.0 million in 1993.
This change resulted primarily from:

     (a) A decrease in depreciation expense of $2.3 million from 1993 levels reflecting the Partnership's double-declining depreciation method and the sale or disposition of $41.0 million in assets during 1994, offset partially by the acquisition of $4.4 million in equipment and capitalized repairs;

     (b) A decrease of $0.2 million in management fee expense due to lower lease rates and utilization rates, coupled with the sale of two marine vessels in the fourth quarter;

     (c) An increase of $0.1 million in general and administrative expenses from 1993 levels primarily reflecting higher professional services required by the Partnership relating to leasing or re-leasing equipment during 1994.

(3) Loss on revaluation of equipment increased by $1.1 million reflecting write-downs on 5 locomotives, 77 marine containers and 2 aircraft engines to their estimated net realizable values. In 1993, the Partnership reduced the carrying value of 5 locomotives to their then estimated net realizable values.

(C)  Net Income (Loss)

     The Partnership's net income increased to $0.3 million in 1994, from a net loss of $0.2 million in 1993. The Partnership's ability to acquire, operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership, is subject to many factors and the Partnership's performance in 1994 is not necessarily indicative of future periods. For the year ended December 31, 1994, the Partnership distributed $16.0 million to the Limited Partners, or $1.60 per Depositary Unit.

Geographic Information

The Partnership operates its equipment in international markets. As such, the Partnership is exposed to a variety of currency, political, credit, and economic risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the notes to the Financial statements for information on the revenues, income, and assets in various geographic regions.

Inflation

There was no significant impact on the Partnership's operations as a result of inflation during 1995, 1994, or 1993.

Trends

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. In 1995, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel, rail, and mobile offshore drilling unit markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody stage II aircraft, such as those owned by the Partnership, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These different markets have had individual effects on the performance of Partnership equipment - in some cases resulting in declining performance, and in others, in improved performance.

     The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, governmental or other regulations, and others. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

     The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements and Financial Statement Schedules included in Item 14 of this Annual Report. Table 4, below, is a summary of the results of operations on a quarterly basis for the Partnership for the years ended December 31, 1995 and 1994:

                                                      TABLE 4
                                                Three months ended:
                                    (thousands of dollars, except unit amounts)

  1995                                           March 31           June 30           Sept. 30           Dec. 31
  --------------------------------------------------------------------------------------------------------------------

  Total revenues                               $      8,522      $       5,724      $      7,055      $       6,754

  Net (loss) gain on disposition
    of equipment                               $      2,055<F1>  $         (41)     $        874      $          48

  Net income (loss)                            $      1,659      $          84      $      1,143      $        (180)

  Net income (loss) per Depositary Unit        $       0.15      $       (0.01)     $       0.09      $       (0.04)

  Cash distributions                           $      4,196      $       4,188      $      4,176      $       4,177

  Cash distributions per Depositary Unit       $       0.40      $        0.40      $       0.40      $        0.40

  Number of Depositary Units at end
    of quarter                                    9,946,773          9,918,826         9,918,773          9,899,573


<F1> Includes a gain from the sale of one marine  vessel  which had an aggregate net book value of $3.7 million and sold for proceeds of $5.0 million and sale of 199 railcars and 5 locomotives which had an aggregate net book value of $1.1 million and sold for proceeds of $2.5 million.





                                                      TABLE 4
                                                Three months ended:
                                    (thousands of dollars, except unit amounts)

  1994                                           March 31           June 30           Sept. 30           Dec. 31
  --------------------------------------------------------------------------------------------------------------------

  Total revenues                               $      9,413      $       9,681      $      9,797      $      11,356

  Net (loss) gain on disposition
    of equipment                               $        (18)     $         178      $        (56)     $       2,759<F1>

  Loss on revaluation of equipment             $         --      $          --      $       (334)     $        (748)<F2>

  Net income (loss)                            $        821      $        (448)     $        (38)     $         (83)

  Net income (loss) per Depositary Unit        $       0.06      $       (0.07)     $      (0.01)     $       (0.03)

  Cash distributions                           $      4,200      $       4,203      $      4,207      $       4,201

  Cash distributions per Depositary Unit       $        .40      $         .40      $        .40      $         .40

  Number of Depositary Units at end
    of quarter                                    9,981,126          9,981,126         9,981,126          9,965,473


<F1> Includes a gain from the sale of two marine  vessels which had an aggregate net book value of $8.3 million and sold for proceeds of $12.1 million, partially offset by a loss on sale of one aircraft which had a net book value of $3.3 million and was sold for proceeds of $2.2 million.

<F2> During the quarter ended  December 31, 1994,  the  Partnership  reduced the carrying value of two aircraft engines by $0.7 million to their estimated net realizable values.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.





                      (This space left intentionally blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

        As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        60                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Allen V. Hirsch                        42                  Director, Vice Chairman of the Board, Executive Vice
                                                           President of PLM International, Inc.; Director and
                                                           President, PLM Financial Services, Inc.; President,
                                                           PLM Securities Corp., and PLM Transportation
                                                           Equipment Corporation.

Walter E. Hoadley                      79                  Director, PLM International, Inc.

Robert L. Pagel                        59                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     61                  Director, PLM International, Inc.

Robert N. Tidball                      57                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     47                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        49                  President, PLM Investment Management, Inc.; Vice
                                                           President, PLM Financial Services, Inc.

David J. Davis                         39                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          41                  President, PLM Railcar Management Services Canada
                                                           Limited.

Douglas P. Goodrich                    49                  Senior Vice President, PLM International,
                                                           PLM Transportation Equipment Corporation;
                                                           President PLM Railcar Management Services, Inc.

Steven O. Layne                        41                  Vice President, PLM Transportation Equipment
                                                           Corporation.

Stephen Peary                          47                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc. and PLM Financial Services, Inc.;
                                                           Vice President, PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation, PLM Securities, Corp.

Thomas L. Wilmore                      53                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.

     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988 Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

     Allen V.  Hirsch  became  Vice  Chairman of the Board and a Director of PLM
International  in  April  1989.  He  is  an  Executive  Vice  President  of  PLM
International and President of PLM Securities Corp. Mr. Hirsch became the President of PLM Financial Services, Inc. in January 1986 and President of PLM Investment Management, Inc. and PLM Transportation Equipment Corporation in August 1985, having served as a Vice President of PLM Financial Services, Inc. and Senior Vice President of PLM Transportation Equipment Corporation beginning in August 1984, and as a Vice President of PLM Transportation Equipment Corporation beginning in July 1982 and of PLM Securities Corp. from July 1982 to October 1, 1987. He joined PLM, Inc. in July 1981, as Assistant to the Chairman. Prior to joining PLM, Inc., Mr. Hirsch was a Research Associate at the Harvard Business School. From January 1977 through September 1978, Mr. Hirsch was a consultant with the Booz, Allen and Hamilton Transportation Consulting Division, leaving that employment to obtain his master's degree in business administration.

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America  from  1968  to  1981  and  Chairman  of the  Federal  Reserve  Bank  of
Philadelphia from 1962 to 1966. Dr. Hoadley had served as a Director of Transcisco Industries, Inc. from February 1988 through August 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991 Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company headquartered in Maryland.

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April, 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

     J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and until June 1981, served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

     Stephen M. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

     David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

     Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

     Douglas P. Goodrich was appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

     Stephen Peary became Vice President, Secretary, and General Counsel of PLM International in February 1988 and Senior Vice President in March 1994. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois, Georgetown University Law Center, and Boston University (Masters of Taxation Program).

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation, in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distribution of the Partnership. At December 31, 1995, no investor was known by the General Partner to beneficially own more than 5% of the Depositary Units of the Partnership.

     (b) Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates own any Units of the Partnership as of December 31, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with Management and Others

         During 1995, management fees to IMI were $1.1 million. In 1995, the Partnership paid or accrued lease negotiation and equipment acquisition fees of $0.5 million to PLM Transportation Equipment Corporation. The General Partner and its affiliates were reimbursed $0.8 million for administrative and data processing services performed on behalf of the Partnership in 1995. The Partnership paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly owned, Bermuda-based subsidiary of PLM International, $0.3 million for insurance coverages during 1995 substantially all of which was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

     (b) Certain Business Relationships

         None.

     (c) Indebtedness of Management

         None.

     (d) Transactions With Promoters

         None.

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.       Financial Statements

                  The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

     (b) Reports on Form 8-K

                    None.

     (c) Exhibits

         4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-18104) which became effective with the Securities and Exchange Commission on March 25, 1988.

         4.1 Amendment, dated November 18, 1991, to Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1992.

         10.1 Management Agreement between Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-18104) which became effective with the Securities and Exchange Commission on March 25, 1988.

         10.2 $41,000,000 Credit Agreement dated as of December 13, 1994 with First Union National Bank of North Carolina. Incorporated by reference to the Partnership's Annual Report on Form 10-K to the Securities and Exchange Commission dated March 24, 1995.

         10.3 Amended and Restated Warehousing Credit Agreement dated September 27, 1995 with First Union National Bank of North
                   Carolina. Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q to the Securities and Exchange Commission dated November 10, 1995.

         25.        Powers of Attorney.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Date:  March 20, 1996                     PLM EQUIPMENT GROWTH FUND III
                                          PARTNERSHIP

                                          By:      PLM Financial Services, Inc.
                                                   General Partner



                                          By:      *
                                                   ------------------------
                                                   Allen V. Hirsch
                                                   President



                                          By:      /s/ David J. Davis
                                                   ------------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller


* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



                                                   /s/ Stephen Peary
                                                   -----------------------
                                                   Stephen Peary
                                                   Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                    Capacity                        Date


*
-----------------
Allen V. Hirsch       Director - FSI                   March 20, 1996


*
-----------------
J. Alec Merriam       Director - FSI                   March 20, 1996


*
-----------------
Robert L. Pagel       Director - FSI                   March 20, 1996







* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




/s/ Stephen Peary
----------------------
Stephen Peary
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                  Page

Report of Independent Auditors                                     30

Balance sheets as of December 31, 1995 and 1994                    31

Statements of operations for the years ended December 31,
     1995, 1994, and 1993                                          32

Statements of changes in partners' capital for
     the years ended December 31, 1995, 1994, and
     1993                                                          33

Statements of cash flows for the years ended December 31,
     1995, 1994, and 1993                                          34

Notes to financial statements                                     35-43

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Partners
PLM Equipment Growth Fund III:



We have audited the financial statements of PLM Equipment Growth Fund III as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund III as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK

SAN FRANCISCO, CALIFORNIA
March 14, 1996



                                        PLM EQUIPMENT GROWTH FUND III
                                           (A Limited Partnership)

                                                BALANCE SHEETS
                                                 December 31,
                              (in thousands of dollars except per unit amounts)



                                                   ASSETS

                                                                            1995                 1994
                                                                        -----------------------------------

  Equipment held for operating leases, at cost                           $  148,607           $  173,195
    Less accumulated depreciation                                           (88,354)             (98,657)
                                                                        -----------------------------------
                                                                             60,253               74,538
  Equipment held for sale                                                     6,902                   --
                                                                        -----------------------------------
    Net equipment                                                            67,155               74,538

  Cash and cash equivalents                                                   3,445               14,885
  Restricted cash and marketable securities                                   5,660                5,353
  Accounts and note receivable, net of allowance for doubtful
    accounts of $569 in 1995 and $227 in 1994                                 2,925                3,276
  Net investment in sales-type lease                                          4,518                   --
  Prepaid expenses                                                               89                  199
  Deferred charges, net of accumulated amortization
    of $2,319 in 1995 and $2,812 in 1994                                        467                  528
                                                                        -----------------------------------
      Total assets                                                       $   84,259           $   98,779
                                                                        ===================================

                                     LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable and accrued expenses                                  $    1,803           $    1,706
  Due to affiliates                                                           1,585                  536
  Notes payable                                                              41,000               41,000
  Prepaid deposits and reserves for repairs                                   9,271               10,539
  Security deposits                                                             263                  247
                                                                        -----------------------------------
      Total liabilities                                                      53,922               54,028

  Partners' capital:

  Limited Partners (9,899,573 and 9,965,473
    Depositary Units at December 31, 1995 and 1994)                          30,337               44,751
  General Partner                                                                --                   --
                                                                        -----------------------------------
      Total partners' capital                                                30,337               44,751
                                                                        -----------------------------------
        Total liabilities and partners' capital                          $   84,259           $   98,779
                                                                        ===================================

                       See accompanying notes to financial
                                  statements.



                                        PLM EQUIPMENT GROWTH FUND III
                                           (A Limited Partnership)

                                           STATEMENTS OF OPERATIONS
                                       For the years ended December 31,
                              (in thousands of dollars except per unit amounts)



                                                                            1995            1994           1993
                                                                        --------------------------------------------
  Revenues:

    Lease revenue                                                        $  23,368       $  36,225      $  39,532
    Interest and other income                                                1,751           1,159            910
    Net gain on disposition of equipment                                     2,936           2,863          1,707
                                                                        --------------------------------------------
      Total revenues                                                        28,055          40,247         42,149

  Expenses:

    Depreciation and amortization                                           12,757          16,318         18,591
    Management fees to affiliate                                             1,137           1,788          1,989
    Repairs and maintenance                                                  4,063           6,077          6,931
    Interest expense                                                         3,474           2,938          2,493
    Insurance expense to affiliate                                             268             555            321
    Other insurance expense                                                    390             789          2,143
    Repositioning expense                                                      (18)            733             12
    Marine equipment operating expenses                                        902           7,835          7,885
    General and administrative expenses
      to affiliates                                                            816             654            501
    Other general and administrative expenses                                1,560           1,226          1,432
    Loss on revaluation of equipment                                            --           1,082             92
                                                                        --------------------------------------------
      Total expenses                                                        25,349          39,995         42,390
                                                                        --------------------------------------------

      Net income (loss)                                                  $   2,706       $     252      $    (241)
                                                                        ============================================

  Partners' share of net income (loss):

    Limited Partners                                                     $   1,869       $    (589)     $  (1,082)
    General Partner                                                            837             841            841
                                                                        ============================================
      Total                                                              $   2,706       $     252      $    (241)
                                                                        ============================================

  Net income (loss) per Depositary  Unit  (9,899,573  Units - 1995,
   9,965,473 -  1994,  9,983,626 - 1993)                                 $    0.19       $   (0.06)     $   (0.11)
                                                                        ============================================

  Cash distributions                                                     $  16,737       $  16,811      $  16,829
                                                                        ============================================

  Cash distribution per Depositary Unit                                  $    1.60       $    1.60      $    1.60
                                                                        ============================================

                       See accompanying notes to financial
                                  statements.



                                        PLM EQUIPMENT GROWTH FUND III
                                           (A Limited Partnership)

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            For the years ended December 31, 1995, 1994, and 1993
                                                (in thousands)





                                                         Limited           General
                                                         Partners          Partner           Total
                                                       ------------------------------------------------

  Partners' capital at December 31, 1992               $   78,811          $   --          $  78,811

  Net income (loss)                                        (1,082)            841               (241)

  Repurchase of Units                                        (241)             --               (241)

  Cash distributions                                      (15,988)           (841)           (16,829)
                                                       ------------------------------------------------

  Partners' capital at December 31, 1993                   61,500              --             61,500

  Net income (loss)                                          (589)            841                252

  Repurchase of Units                                        (190)             --               (190)

  Cash distributions                                      (15,970)           (841)           (16,811)
                                                       ------------------------------------------------

  Partners' capital at December 31, 1994                   44,751              --             44,751

  Net income                                                1,869             837              2,706

  Repurchase of Units                                        (383)             --               (383)

  Cash distributions                                      (15,900)           (837)           (16,737)
                                                       ------------------------------------------------

  Partners' capital at December 31, 1995               $   30,337          $   --          $  30,337
                                                       ================================================


                       See accompanying notes to financial
                                  statements.



                                        PLM EQUIPMENT GROWTH FUND III
                                           (A Limited Partnership)

                                           STATEMENTS OF CASH FLOWS
                                       for the years ended December 31,
                                            (thousands of dollars)


                                                                            1995            1994            1993
                                                                        ---------------------------------------------
  Operating activities:
    Net income (loss)                                                    $    2,706      $      252      $     (241)
    Adjustments to reconcile net loss
        to net cash provided by operating activities:
      Depreciation and amortization                                          12,757          16,318          18,591
      Net gain on disposition of equipment                                   (2,936)         (2,863)         (1,707)
      Loss on revaluation of equipment                                           --           1,082              92
      Changes in operating assets and liabilities:
        Accounts and notes receivable, net                                      202           1,031             511
        Prepaid expenses                                                        111              13             449
        Restricted cash and marketable securities                              (307)           (272)            (19)
        Accounts payable and accrued expenses                                    43             375            (803)
        Due (to) from affiliates                                              1,050            (324)            (90)
        Prepaid deposits and reserves for repairs                              (302)         (1,892)           (175)
                                                                        ---------------------------------------------
  Cash provided by operating activities                                      13,324          13,720          16,608
                                                                        ---------------------------------------------

  Investing activities:
    Payments for purchase of equipment                                       (9,961)         (2,417)        (15,542)
    Payment of capitalized repairs                                           (1,008)         (1,564)         (1,091)
    Payments of acquisition fees to affiliate                                  (447)           (129)           (739)
    Payments received on sales-type lease                                       482              --              --
    Purchase of restricted marketable securities                                 --              --          (4,602)
    Proceeds from disposition of equipment                                    3,389          16,748          10,808
    Payments of lease negotiation fees to affiliate                             (99)            (30)           (164)
                                                                        ---------------------------------------------
  Net cash provided by (used in) investing activities                        (7,644)         12,608         (11,330)
                                                                        ---------------------------------------------

  Financing activities:
    Increase in prepaid deposits and reserve for repairs                         --              --           4,603
    Payments for debt placement fees                                             --            (339)             --
    Proceeds from notes payable                                                  --          41,000              --
    Principal payments on notes payable                                          --         (40,866)             --
    Repurchase of Depositary Units                                             (383)           (190)           (241)
    Cash distributions paid to partners                                     (16,737)        (16,811)        (16,829)
                                                                        ---------------------------------------------
  Net cash used in financing activities                                     (17,120)        (17,206)        (12,467)
                                                                        ---------------------------------------------

  Net increase (decrease) in cash and cash
      equivalents                                                           (11,440)          9,122          (7,189)

  Cash and cash equivalents at beginning of year                             14,885           5,763          12,952
                                                                        ---------------------------------------------

  Cash and cash equivalents at end of year                               $    3,445      $   14,885      $    5,763
                                                                        =============================================

  Supplemental information:
  Interest paid                                                          $    2,611      $    2,587      $    2,539
                                                                        =============================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of Presentation

         Organization

         PLM Equipment Growth Fund III, a California limited partnership (the Partnership), was formed on October 15, 1987. The Partnership engages in the business of owning and leasing primarily used transportation equipment. The Partnership offering became effective on March 25, 1988. The Partnership commenced significant operations in September 1988. Depositary Units evidencing Limited Partner ownership interests in the Partnership are listed for trading on the American Stock Exchange under the symbol "GFZ". PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

              The Partnership will terminate on December 31, 2000, unless terminated earlier upon sale of all equipment or by certain other events. Beginning after the Partnership's seventh year of operations , the General Partner will stop reinvesting excess cash, all of which, less reasonable reserves, will be distributed to the Partners. Beginning in the Partnership's eleventh year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets.

              FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner (see, Net Income (Loss) per Depositary Unit, below). The General Partner is entitled to a subordinated incentive fee equal to 7.5% of "Surplus Distributions", as defined in the Partnership Agreement, remaining after the Limited Partners have received a certain minimum rate of return.

              These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Operations

         The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, syndicates investment programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

         Accounting for Leases

         The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


1.       Basis of Presentation (continued)

         Translation of Foreign Currency Transactions

         The Partnership is a domestic partnership, however, a limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

         Depreciation and Amortization

         Depreciation of equipment held for operating leases is computed on the 200% declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 12 years for aircraft, marine containers, and marine vessels, and 15 years for railcars. The depreciation method is changed to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Organization costs are amortized over a 60 month period. Lease negotiation fees are amortized over the initial equipment lease term. Debt placement fees and issuance costs are amortized over the term of the loan for which they were paid. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded.

              Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated net realizable value and is subject to a pending contract for sale.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft airframes and engines, escrow accounts are prefunded by the lessees. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as prepaid deposits and reserve for repairs. The prefunded amounts are included in the balance sheet as restricted cash.

         Net Income (Loss) and Distributions per Depositary Unit

         The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner. Gross gain on disposition of equipment in each year is specially allocated to the General Partner to the extent, if any, necessary to cause the

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of Presentation (continued)

         Net Income (Loss) and Distributions per Depositary Unit (continued)

         capital account balance of the General Partner to be zero as of the close of such year. No special allocation was received by the General Partner in 1995. The General Partner received a special allocation in the amount of $0.7 million, $0.8 million, and $0.9 million from the gross gain on disposition of equipment for the years ended December 31, 1995, 1994, and 1993, respectively. The Limited Partners' net income
         (loss) and distributions are allocated among the Limited Partners based on the number of Depositary Units owned by each Limited Partner and on the number of days of the year each Limited Partner is in the Partnership.

              Cash distributions are recorded when paid. Cash distributions to limited partners of $4.0 million ($0.40 per Depositary Unit) were declared on December 15, 1995 and paid on February 15, 1996, to the unit holders of record as of December 31, 1995. Cash distributions to investors in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles (GAAP) basis. In 1995, distributions of $14.0 million were deemed a return of capital. All cash distributions to Limited Partners in 1994 and 1993, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less to be cash equivalents. Lessee security deposits and required reserves held by the Partnership are considered restricted cash.

         Reclassifications

         Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) 5% of the Gross Lease Revenues (as defined in the agreement) attributable to equipment which is subject to operating leases and (B) 2% of the Gross Lease Revenues attributable to equipment which is subject to full payout leases. Management fees of $1.6 million and $0.45 million and were payable to IMI as of December 31, 1995, and 1994, respectively.

              Additionally, the Partnership reimbursed FSI and its affiliates $0.8 million, $0.7 million, and $0.5 million for administrative and data processing services performed on behalf of the Partnership in 1995, 1994, and 1993, respectively.

              The Partnership paid or accrued lease negotiation and equipment acquisition fees of $0.5 million, $0.2 million, and $0.9 million to PLM Transportation Equipment Corporation (TEC) during 1995, 1994 and 1993, respectively.

              The Partnership paid $0.3 million, $0.6 million, and $1.1 million to Transportation Equipment Indemnity Company Ltd. (TEI) during 1995, 1994, and 1993, respectively. TEI provides marine insurance coverage for Partnership equipment and other insurance brokerage services to the Partnership. TEI is an affiliate of the General Partner. A substantial portion of these amounts were paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

2.       General Partner and Transactions with Affiliates (continued)

         coverages on marine vessel loss of hire and hull and machinery damage. All pooling management funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         The net balance due to FSI and its affiliates was $1.6 million and $0.5 million at December 31, 1995 and 1994, respectively.

3.       Equipment

         The components of equipment at December 31, 1995 and 1994 are as follows (in thousands):

  Equipment held for operating leases:                     1995              1994
                                                       --------------------------------

  Rail equipment                                       $    35,761        $   38,863
  Marine containers                                         15,015            16,797
  Marine vessels                                            22,625            39,422
  Aircraft                                                  67,582            57,863
  Trailers                                                   7,624             7,568
  Mobile offshore drilling unit                                 --            12,682
                                                       --------------------------------
                                                           148,607           173,195
  Less accumulated depreciation                            (88,354)          (98,657)
                                                       --------------------------------
                                                            60,253            74,538
  Equipment held for sale:                                   6,902                --
                                                       --------------------------------
  Net equipment                                        $    67,155        $   74,538
                                                       ================================

              Revenues are earned by placing the equipment under operating leases which are billed monthly or quarterly. Some of the Partnership's marine vessels and containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

              As of December 31, 1995, all equipment in the Partnership portfolio was on lease, except 53 marine containers, 18 tank cars, and 2 aircraft engines. The aggregate net book value of equipment off-lease was $3.1 million and $4.3 million at December 31, 1995 and 1994, respectively.

              One commercial aircraft is on lease to Continental Airlines Inc. (Continental). Continental filed for protection under Chapter 11 of the U.S. Bankruptcy code in December 1990. Unpaid past due rent payments totaling $1.4 million were converted into two promissory notes by the Bankruptcy Court with interest accruing at the rate of 8.64% and 12% per annum over 42 and 48 equal monthly installments. As of December 31, 1995, $324,000 was outstanding on these promissory notes ($765,000 outstanding at December 31, 1994). As of February 1996, Continental remains current on all payments due under the promissory notes. The
         General Partner believes that the carrying value of these notes at December 31, 1995, exceeded their fair market value, however the actual market value cannot be reasonably estimated.

              During 1995, the Partnership sold or disposed of 462 marine containers with a net book value of $0.7 million for $0.8 million. The Partnership also sold one vessel with a net book value of $3.7 million for $5 million related to a sales-type lease. In addition, 199 railcars and 5 locomotives were sold with a net book value of $1.1 million for $2.5 million.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.       Equipment (continued)

              During 1994, the Partnership sold or disposed of 811 marine containers with a net book value of $1.14 million for $1.23 million. The Partnership also sold two aircraft during 1994 with a combined net book value of $3.9 million for $2.7 million. In addition, 57 over-the-road trailers and 33 railcars with a combined net book value of $0.5 million were sold for $0.6 million. In the fourth quarter of 1994, two marine vessels were sold with a combined net book value of $8.3 million for $12.1 million. During December 1994, the Partnership reduced the carrying value of 5 locomotives by $0.2 million, 77 marine containers by $0.1 million, and 2 aircraft engines by $0.8 million.

              During 1995, the Partnership purchased a 17% beneficial interest in two trusts, comprised of three commercial aircraft, two aircraft engines, and a package of aircraft rotables for $5.0 million, and paid acquisition fees of $0.23 million to an affiliate of the General Partner. The remaining interest is owned by affiliated partnerships. Also, the Partnership purchased one aircraft for $4.3 million, 30 tank cars for $.63 million and paid acquisition fees of $0.19 million and $0.03 million respectively to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of the General Partner.

         At December 31, 1995, the Partnership had no outstanding purchase commitments.

              All leases are being accounted for as operating leases except one finance lease on a vessel, (see note 4). Future minimum rentals receivable under noncancelable operating leases at December 31, 1995, during each of the next five years are approximately $15.8 million - 1996; $11.7 million - 1997; $6.4 million in 1998; $4.6 million in 1999, and $2.2 million in 2000. Contingent rentals based upon utilization were $4.8 million, $12.4 million, and $8.6 million in 1995, 1994, and 1993, respectively.

              The Partnership owns certain equipment which is leased and operated internationally. All leases relating to this equipment were denominated in U.S. dollars.

              The Partnership leases its aircraft, railcars, mobile offshore drilling unit, and trailers to lessees domiciled in five geographic regions: North America, Europe, South Asia, Southeast Asia and Asia. The marine vessels and marine containers are leased to multiple lessees in different regions who operate the marine vessels and marine containers worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1995, 1994, and 1993 (in thousands):

                                                       Region               1995           1994            1993
                                                                        --------------------------------------------
         Revenues:
           Marine vessels                              Various           $   4,619       $ 15,210       $  16,996
           Marine containers                           Various               1,875          2,292           3,010
           Mobile offshore drilling unit               South Asia               --            584           1,725
                                                       North America         1,299          1,144              --
           Railcars                                    North America         7,832          7,990           8,770
           Trailers                                    North America         1,944          1,501             670
           Aircraft                                    Various                 504            973           1,500
                                                       Europe                  531          1,320           1,440
                                                       South Asia            1,512          1,512           1,512
                                                       Asia                  1,200          1,200           1,150
                                                       North America         1,565          1,320           1,310
           Aircraft components                         Europe                   35             --              --
           Aircraft engines                            Europe                  260            238             238
                                                       Southeast Asia          192            941           1,211
                                                                          ------------------------------------------
                                                                        ===
           Total lease revenues                                             23,368         36,225          39,532
                                                                        ============================================

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.       Equipment (continued)

              The following table below sets forth identifiable income (loss) information by equipment type by region (in thousands):

                                                       Region               1995           1994            1993
                                                                        --------------------------------------------
         Net income (loss)
           Marine vessels                              Various           $   2,260       $  2,986       $     476
           Marine containers                           Various                 781            691           1,147
           Mobile offshore drilling unit               South Asia               --           (500)            (80)
                                                       North America           (47)          (700)             --
           Railcars                                    North America         3,153          1,975             707
           Trailers                                    North America           275            212             193
           Aircraft                                    Various                 152            424             988
                                                       Europe                    7         (1,106)            673
                                                       South Asia              (71)           219              33)
                                                       Asia                     69           (181)           (389)
                                                       North America           306            556             545
           Aircraft components                         Europe                   10             --              --
           Aircraft engines                            Europe                   90             45              40
                                                       Southeast Asia         (474)          (772)            269
                                                                        --------------------------------------------
         Total identifiable net income                                       6,511          3,849           4,602
           Administrative and other net loss           North America        (3,805)        (3,597)         (4,843)
                                                                          ----------------------------------------
                                                                        ===
         Total net income (loss)                                             2,706            252            (241)
                                                                        ============================================

              The net book value of these assets at December 31, 1995 ,1994, and 1993, are as follows (in thousands):

                                                       Region               1995            1994            1993
                                                                          --------------------------------------------

           Marine vessels                              Various           $   9,321       $  15,714       $   28,355
           Marine containers                           Various               5,121           6,937            9,653
           Mobile offshore drilling unit               South Asia               --              --            8,351
                                                       North America            --           7,769               --
           Railcars                                    North America        13,714          16,045           18,846
           Trailers                                    North America         5,270           6,285            4,763
           Aircraft                                    Various               1,501           1,824            2,802
                                                       Europe                4,216              --            3,965
                                                       South Asia            4,653           5,585            6,699
                                                       Asia                  5,349           6,419            7,703
                                                       North America         7,186           3,836            4,612
           Aircraft components                         Europe                  303              --               --
           Aircraft engines                            Europe                  907             871            1,045
                                                       Southeast Asia        2,712           3,253            4,833
                                                                         ---------------------------------------------
           Total equipment held for operating
              leases                                                        60,253          74,538          101,627
           Railcars held for sale                                              475              --               --
           Mobile offshore drilling unit held for sale                       6,427              --               --
                                                                          --------------------------------------------
           Marine containers held for sale                                      --              --               80
                                                                          --------------------------------------------
                                                                         ==
           Total Equipment                                                  67,155          74,538          101,707
                                                                         =============================================

         No lessees comprised more than 10% of total revenues in 1995, 1994, or 1993.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

4.       Notes Payable

         In December 1994, the Partnership refinanced its two existing loans of $35 million and $5.8 million into one of $41 million. The loan is a two year unsecured revolving line of credit, converting to a three year, nine month term loan, with mandatory amortization beginning one year after conversion date. Prior to conversion, the terms of the loan provide for interest only payable monthly in arrears computed at LIBOR plus 1.5% per annum (7.355% at December 31, 1995 and 7.625% at December 31, 1994). During the first year following conversion to a term loan, beginning September 30, 1996, quarterly principal payments equal to 75% of net proceeds from asset sales will be due. Beginning the second year commencing December 31, 1997, quarterly principal payments will be equal to 75% of net proceeds from asset sales from September 30, 1997, or payments equal to 9.0% of the facility balance at September 30, 1997.

              The General Partner believes that the book value of the notes payable approximates fair value due to its variable interest rate.

5.       Debt

         The General Partner has entered into a joint $25 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund II, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth and Income Fund VII, and Professional Lease Management Income Fund I (Fund I), all affiliated investment programs, and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I plus (ii) 50% of unrestricted cash held bythe borrower. The Committed Bridge Facility became available on December 20, 1993 and became available to the Company on May 8, 1995, and was amended and restated on September 27, 1995 to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrower's option and is set at the time of an advance of funds. As of December 31, 1995, neither the Partnership, any of the programs, nor TECAI had any outstanding borrowings.

6.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

         As of December 31, 1995, there were temporary differences of approximately $23.6 million between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

7.       Repurchase of Depositary Units

         On December 28, 1992, the Partnership engaged in a program to repurchase up to 250,000 Depository Units. In the 12 months ended December 31, 1995, the Partnership repurchased 65,900 Depositary Units at a cost of $0.4 million.

8.       Future Delisting of Partnership Units

         The Partnership's Depositary Units began trading (under the ticker symbol GFZ) on August 16, 1991, on the American Stock Exchange (AMEX). As of March 14, 1996, there were 9,871,926 Depositary Units outstanding. There are approximately 12,500 Depositary Unitholders of record as of the date of this report. Under the Internal Revenue Code (the Code) the Partnership is classified as a Publicly Traded
         Partnership. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation will mean the Partnership itself will become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership will be subject to federal taxation at both the partnership level and at the investor level to the extent that income is distributed to an investor. In addition, the General Partner believes that the trading price of the Depositary Units may be distorted when the Partnership begins the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner has requested to delist the Partnership's Depositary Units from the AMEX prior to March 29, 1996. The last day for trading on the AMEX will be March 22, 1996. While the Partnership's Depositary Units will no longer be publicly traded on a national stock exchange, the General Partner will continue to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner will continue to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates that following delisting, an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships

9.       Net Investment in Sales-type Lease

         On February 27, 1995, the Partnership entered into a sales-type lease for the purpose of selling a marine vessel. The lease is structured with a four-year term which commenced in March of 1995. The vessel is leased on a standard bareboat charter lease and the lessee is to make monthly payments. Gross lease payments of $5.9 million are to be received over a four-year period, which commenced in March of 1995, with an additional balloon payment of $1.7 million due at the end of the lease term. The lessee has the option to purchase the vessel at any time during the four-year term at a predetermined buyout price stipulated in the charter agreement.

         The components of the net investment in sales-type lease at December 31, 1995 is as follows (in thousands):


  Total minimum lease payments                         $     6,403
  Less: Unearned income                                      1,885
                                                       -------------
                                                             4,518
                                                       =============

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995



10.      Subsequent Event

         On March 11, 1996, the Partnership declared quarterly distributions of $0.25 per outstanding depositary unit, payable May 15, 1996 to Unitholders of record as of March 29, 1996.

         On March 5, 1996, the Partnership has received proceeds of $1.2 million for the 110 coal cars which were reclassed as assets held for sale at the end of December 31, 1995.

         As of February 21, 1996, the Partnership entered into a signed Memorandum of Agreement to sell its 45%-owned mobile offshore drilling unit (rig) for $14.2 million. The net book value of the 45%-owned rig at December 31, 1995 was $6.4 million. The rig was included in assets held for sale at December 31, 1995.

                          PLM EQUIPMENT GROWTH FUND III

                                INDEX OF EXHIBITS



  Exhibit                                                              Page

    4.     Limited Partnership Agreement of Partnership                    *

    4.1    Amendment, dated November 18, 1991, to Limited Partnership      *
           Agreement of Partnership

   10.1    Management Agreement between Partnership and PLM Investment     *
           Management, Inc.

   10.2 $41,000,000 Credit Agreement dated as of December 13, 1994 with * First Union National Bank of North Carolina

   10.3    Amended and Restated Warehousing Credit Agreement dated September 27,
           1995, First Union National Bank of North Carolina.              *

   25.     Powers of Attorney.                                         45-47




* Incorporated by reference.  See page 26 of this report.