Form 10-Q
period 1996-03-31
PLM EQUIPMENT GROWTH FUND III
filed 1996-05-13
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1996.

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
                            (in thousands of dollars)

                                     ASSETS

                                                                                                   March 31,           December 31,
                                                                                                      1996                1995
                                                                                                 -----------------------------------

         Equipment held for operating leases                                                      $     124,141        $  130,132
         Less accumulated depreciation                                                                  (82,741)          (84,207)
                                                                                                 -----------------------------------
                                                                                                         41,400            45,925
         Equipment held for sale                                                                          2,598               475
                                                                                                 -----------------------------------
           Net equipment                                                                                 43,998            46,400

         Cash and cash equivalents                                                                        2,698             3,243
         Restricted cash and marketable securities                                                        5,737             5,660
         Investments in unconsolidated special purpose entities                                          19,025            20,739
         Accounts and note receivable, net of allowance
           for doubtful accounts of $1,286 in 1996
           and $569 in 1995                                                                               1,667             2,242
         Net investment in sales-type lease                                                               4,357             4,518
         Prepaid expenses                                                                                    43                74
         Deferred charges, net of accumulated
           amortization of $2,196 in 1996 and
           $2,159 in 1995                                                                                   404               441
                                                                                                 -----------------------------------

         Total assets                                                                             $      77,929        $   83,317
                                                                                                 ===================================
                                                               LIABILITIES
         Liabilities:

         Accounts payable and accrued expenses                                                    $       1,050        $    1,355
         Due to affiliates                                                                                1,445             1,499
         Notes payable                                                                                   39,751            41,000
         Prepaid deposits and reserves for repairs                                                        9,052             9,126
                                                                                                 -----------------------------------
             Total liabilities                                                                           51,298            52,980

         Partners' capital:

         Limited Partners ( 9,871,873 Depositary Units at
           March 31, 1996 and 9,899,573 Depositary Units at
           December 31, 1995)                                                                            26,631            30,337
         General Partner                                                                                     --                --
                                                                                                 -----------------------------------
             Total partners' capital                                                                     26,631            30,337
                                                                                                 -----------------------------------

         Total liabilities and partners' capital                                                  $      77,929        $   83,317
                                                                                                 ===================================



                    See accompanying notes to these financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                (in thousands of dollars except per unit amounts)

                                                                                                  For the three months
                                                                                                    ended March 31,
                                                                                                  1996           1995
                                                                                               ---------------------------
Revenues:
  Lease revenue                                                                                 $  4,483      $   6,128
  Interest and other income                                                                          334            339
  Net gain on disposition
    of equipment                                                                                     834          2,055
                                                                                               ---------------------------
    Total revenues                                                                                 5,651          8,522

Expenses:
  Depreciation and amortization                                                                    2,049          3,012
  Management fees to affiliate                                                                       201            295
  Repairs and maintenance                                                                            639          1,223
  Interest expense                                                                                   881            883
  Insurance expense to affiliates                                                                     --            161
  Other insurance expense                                                                             65            116
  Bad debt expense                                                                                   718             57
  Marine equipment operating expenses                                                                 29            689
  General and administrative expenses
    to affiliates                                                                                    183            211
  Other general and administrative
    expenses                                                                                         235            216
                                                                                               ---------------------------
    Total expenses                                                                                 5,000          6,863

Equity in net loss of unconsolidated special purpose entities                                        (68)            --
                                                                                               ---------------------------

    Net income                                                                                  $    583      $   1,659
                                                                                               ===========================

Partners' share of net income :
  Limited Partners                                                                              $    374      $   1,449
  General Partner                                                                                    209            210
                                                                                               ---------------------------

    Total                                                                                       $    583      $   1,659
                                                                                               ===========================

Net income per Depositary Unit
  ( 9,871,873 Units at March 31, 1996 and
  9,946,773 Units at March 31, 1995)                                                            $   0.04      $    0.15
                                                                                               ===========================

Cash distributions                                                                              $  4,169      $   4,196
                                                                                               ===========================

Cash distributions per
  Depositary Unit                                                                               $   0.40      $    0.40
                                                                                               ===========================


                    See accompanying notes to these financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
            For the period from December 31, 1994 to March 31, 1996
                            (in thousands of dollars)


                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------
  Partners' capital
    at December 31, 1994                               $   44,751         $    --         $   44,751

  Net income                                                1,869             837              2,706

  Repurchase of Depositary Units                             (383)             --               (383)

  Cash Distributions                                      (15,900)           (837)           (16,737)
                                                       ------------------------------------------------

  Partners' capital
    at December 31, 1995                                   30,337              --             30,337

  Net income                                                  374             209                583

  Repurchase of Depositary Units                             (120)             --               (120)

  Cash distributions                                       (3,960)           (209)            (4,169)
                                                       ------------------------------------------------

  Partners' capital  at March 31, 1996                 $   26,631         $    --         $   26,631
                                                       ================================================



                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                                     For the three months
                                                                                                       ended March 31,
                                                                                                     1996            1995
                                                                                                 -----------------------------
  Cash flows from operating activities:
    Net income                                                                                    $     583      $    1,659
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                                   2,049           3,012
      Net gain on disposition of equipment                                                             (834)         (2,055)
      Cash distribution from unconsolidated special purpose
        entities in excess of income                                                                  1,714              --
    Changes in operating assets and liabilities:
      Accounts and note receivable, net                                                                 575             418
      Prepaid expenses                                                                                   31             117
      Restricted cash and marketable securities                                                         (77)            (76)
      Accounts payable and accrued expenses                                                            (305)            705
      Due to affiliates                                                                                 (54)            201
      Prepaid deposits and reserves for repairs                                                         (74)              6
                                                                                                 -----------------------------
  Cash provided by operating activities                                                               3,608           3,987
                                                                                                 -----------------------------

  Investing activities:
    Payments for purchase of equipment                                                                   --            (613)
    Payments for capitalizable repairs                                                                 (249)           (382)
    Payments of acquisition-related fees to affiliate                                                    --             (33)
    Payments received on sales-type lease                                                               161              --
    Proceeds from disposition of equipment                                                            1,473           1,293
                                                                                                 -----------------------------
  Cash provided by investing activities                                                               1,385             265
                                                                                                 -----------------------------

  Financing activities:
    Cash distributions paid to General Partner                                                         (209)           (210)
    Cash distributions paid to Limited Partners                                                      (3,960)         (3,986)
    Repurchase of depositary units                                                                     (120)           (170)
    Principal payments on notes payable                                                              (1,249)             --
                                                                                                 -----------------------------
  Cash used in financing activities                                                                  (5,538)         (4,366)
                                                                                                 -----------------------------

  Cash and cash equivalents:
  Net decrease in cash and cash equivalents                                                            (545)           (114)

  Cash and cash equivalents at beginning of period                                                    3,243          14,885
                                                                                                 -----------------------------

  Cash and cash equivalents at end of period                                                      $   2,698      $   14,771
                                                                                                 =============================

  Supplemental information:                                                                       $     815      $      156
                                                                                                 =============================
    Interest paid



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI), the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of March 31, 1996, the statements of income and cash flows for the three months ended March 31, 1996 and 1995, and the statement of changes in Partners' capital for the period December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Investments in Unconsolidated Special Purpose Entities

During the second half of 1995, the Partnership began to increase the level of its participation in the ownership of large-ticket transportation assets to be owned and operated jointly with affiliated programs. This trend has continued in the first quarter of 1996.

       Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of rental equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

       The principle differences between the previous accounting method and the equity method relates to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entities", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996


2.   Investments in Unconsolidated Special Purpose Entities (continued)

       The net investment in unconsolidated special purpose entities includes the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                  March 31,           December 31,
%                                        Equipment                                 1996               1995
Ownership
- ----------------------------------------------------------------------------------------------------------------
   56%        Marine vessel                                                    $    4,674          $    4,821
   45%        Mobile offshore drilling unit                                         6,089               6,093
   50%        G.E. Aircraft engine                                                    633                 656
   17%        Three commercial aircraft, two aircraft engines, and portfolio
              of aircraft rotables                                                  4,008               5,259
   14%        Seven commercial aircraft                                             3,621               3,910
                                                                              ----------------------------------

                Investments in unconsolidated special purpose entities         $   19,025          $   20,739
                                                                              ==================================

     At March 31, 1996 and December 31, 1995, a jointly-owned mobile offshore drilling unit was subject to a pending sale contract.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $4.2 million for the three months ended March 31, 1996 and 1995.

       Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $3.6 million and $2.5 million during the three months ended March 31, 1996 and 1995, were deemed to be a return of capital.

       Cash distributions of $0.25 per Depositary Unit were declared on March 11, 1996, and are to be paid on May 15, 1996, to the Unitholders of record as of March 31, 1996. This cash distribution will amount to $2.5 million.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

4.    Equipment

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated net realizable value and is subject to a pending contract for sale.

The components of equipment are as follows (in thousands):

                                                                 March 31,           December 31,
                                                                    1996                 1995
                                                               -------------------------------------
  Equipment held for operating leases:

  Rail equipment                                                $    35,987          $    35,761
  Marine containers                                                  14,668               15,015
  Marine vessels                                                     15,463               15,463
  Aircraft and aircraft engines                                      50,457               56,269
  Trailers                                                            7,566                7,624
                                                               -------------------------------------
                                                                    124,141              130,132
  Less accumulated depreciation                                     (82,741)             (84,207)
                                                               -------------------------------------
                                                                     41,400               45,925
  Equipment held for sale                                             2,598                  475
                                                               =====================================
      Net equipment                                             $    43,998          $    46,400
                                                               =====================================

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

       At March 31, 1996, equipment held for sale included two aircraft engines with a net book value of $2.6 million subject to a pending contract for sale for $2.4 million. At December 31, 1995, equipment held for sale included 110 coalcars with a net book value of $0.5 million, which were sold in March 1996, for $1.3 million

       As of March 31, 1996, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of 47 railcars, 34 marine containers, and two aircraft engines. The aggregate carrying value of equipment off lease was $3.2 million at March 31, 1996. At December 31, 1995, 53 marine containers, 18 tank cars and 2 aircraft engines were off-lease, with an aggregate carrying value of $3.1 million.

       During the three months ended March 31, 1996, the Partnership disposed of 113 marine containers, 111 railcars of which 110 cars were held for sale at December 31, 1995, and three trailers, with a combined net carrying value of $0.6 million for combined proceeds of $1.5 million. During the three months ended March 31, 1995, the Partnership sold 131 marine containers and 69 railcars with a combined net carrying value of $0.6 million for combined proceeds $1.3 million. Additionally, the Partnership entered into a sales-type lease related to one marine vessel with a carrying value, net of drydock and estimated selling expenses, of $3.6 million for a sales price equal to the present value of the future lease payments, of $5.0 million.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996


6.   Repurchase of Depositary Units

On December 28, 1992, the Partnership, which is traded on the American Stock Exchange under the symbol GFZ, engaged in a program to repurchase up to 250,000 Depository Units. In the three months ended March 31, 1996, the Partnership repurchased and canceled 27,700 Depositary Units at a cost of $0.12 million. As of March 31, 1996, the Partnership has repurchased a cumulative total of 128,053 Depositary Units at a total cost of $0.92 million.

7.   Delisting of Partnership Units

The General Partner delisted the Partnership's Depositary units from the American Stock Exchange (AMEX) under the symbol GFZ on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code) the Partnership was classified as a Publicly Traded Partnership. The Code treats all Publicly Traded Partnerships as corporations if they are publicly traded after December 31, 1997. Treating the Partnership as a corporation would mean the Partnership itself would have become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and at the investor level to the extent that income would have been distributed to an investor. In addition, the General Partner believed that the trading price of the Depositary Units would have become distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner delisted the Partnership's Depositary Units from the AMEX. While the Partnership's Depositary Units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

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

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

8.   Debt (continued)

incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of March 31, 1996, PLM Equipment Growth Fund V had $5,610,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund VI had $11,220,000 and TECAI had $7,706,000 in outstanding borrowings. None of the other programs had any outstanding borrowings.

9.   Subsequent Event

On May 10, 1996, the Partnership sold two aircraft engines for $2.4 million which were classified as assets held for sale at March 31, 1996. The net book value of the two aircraft engines was $2.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      Results of Operations

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1996 and 1995

(A) Revenues

Total revenues of $5.7 million for the three months ended March 31, 1996, decreased from $8.5 million for the same period in 1995.

     This decrease in 1996 revenues was attributable primarily to lower lease revenue as a result of equipment sales in 1995, lower gain on disposition of equipment, and off-lease equipment.

(1) Lease revenue for the first quarter of 1996 of $4.5 million decreased from $6.1 million in 1995. The following table presents lease revenues earned by equipment type (in thousands):

                                                  For the three months
                                                     ended March 31,
                                              ------------------------------
                                                 1996              1995
                                              ------------------------------
  Marine vessels                               $   500           $ 1,673
  Rail equipment                                 1,955             1,806
  Aircraft                                       1,134             1,339
  Marine containers                                422               448
  Trailers                                         472               497
  Mobile offshore drilling unit                     --               365
                                              ------------------------------
                                               $ 4,483           $ 6,128
                                              ==============================


Although,  net  income  was  not  affected  by  the  change  in  accounting  for investments in unconsolidated special purpose entities, lease revenues attributable to unconsolidated special purpose entities totaled $1.5 million in the first quarter of 1996, which included $0.8 million, $0.4 million, $0.3 million for aircraft and aircraft engine, marine vessel, and mobile offshore drilling unit revenue, respectively, which represented revenue for jointly-owned assets (refer to the "Equity in net income of unconsolidated special purpose entities" section below).

The decreases in 1996 lease revenues of equipment owned are explained below:

     (a) a decrease of $0.7 million in marine vessels revenue attributable to the sale of one marine vessel during the first quarter of 1995;

     (b) a decrease in aircraft revenue of $0.2 million related to the off-lease status of two aircraft engines;

     (c) an increase in railcar revenue of $0.2 million due to the acquisition of 30 tank cars during the first quarter of 1995;

(2) Net gain on disposition of equipment was $0.8 million in the first quarter of 1996 from the disposition of 113 marine containers and 111 railcars and three trailers, compared to a gain of $2.1 million in the first quarter of 1995, from the disposition of 131 marine containers, 64 railcars, 5 locomotives, and one marine vessel.

(B) Expenses

Total expenses of $5 million for the first quarter of 1996, decreased from $6.9 million for the same period in 1995. Although net income was not affected as a result of the change in accounting for investments in unconsolidated special purpose entities, expenses attributable to unconsolidated special purpose entities totaled $1.6 million in the first quarter of 1996, which included $1.1 million, $0.2 million, $0.1 million, $0.1 million, and $0.1 million decreases in depreciation, marine equipment operating expenses, repairs and maintenance, management fees, and general and administative expenses, respectively, all relating to jointly-owned assets (refer to the "Equity in net income of unconsolidated special purpose entities" section below). The remaining decreases in 1996 expenses are explained below:

(1) Direct operating expenses (defined as repairs and maintenance, insurance expense, and marine equipment operating expenses) decreased to $0.7 million in the first quarter of 1996, from $2.2 million in the same period in 1995. This resulted from:

     (a) a decrease of $0.5 million in marine equipment operating expenses from the first quarter 1995, due to the sale of one marine vessel during the first quarter of 1995;

     (b) a decrease of $0.6 million in repairs and maintenance costs from 1995 levels due to the sale of 130 railcars and five locomotives during the last three quarters of 1995, the sale of 111 railcars in the first quarter of 1996, and the sale of one marine vessel in the first quarter of 1995;

     (c) a decrease of $0.2 million in insurance expense to affiliates and other insurance expense due to the sale of one marine vessel in the first quarter of 1995;

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, general and administrative expenses, and bad debt expense) decreased to $4.3 million in the first quarter of 1996, from $4.7 million in the first quarter 1995. The change related to owned equipment resulted primarily from:

     (a) an increase of $0.7 million in bad debt expenses from 1995 levels primarily reflecting the General Partner's evaluation of the collectibility of receivables due from one aircraft lessee that encountered financial difficulties;

     (b) a decrease in depreciation and amortization expense of $0.3 million from 1995 levels reflecting the Partnership's double-declining depreciation method, and the sale or disposition of $3.3 million in Partnership assets during the last three quarters of 1995 and the first quarter of 1996;

(C) Equity in net loss of unconsolidated special purpose entities represents the net losses generated from jointly-owned assets. At March 31, 1996, the Partnership had a 56% interest in a marine vessel, a 45% interest in a mobile offshore drilling unit, a 50% interest in an aircraft engine, a 17% interest in two trusts that consist of three commercial aircraft, two aircraft engines and portfolio of aircraft rotables, and a 14% interest in a trust that consists of seven commercial aircraft which were accounted for under the equity method. The mobile offshore drilling unit experienced a reduced re-lease rate during the first quarter of 1996 as compared to the prior year comparable quarter, resulting in reduced net income of $0.1 million. A further reduction of $0.1 million in net income related to the 56%-owned marine vessel due to higher repairs and maintenance expenses. Additionally, the acquisition of the three trusts holding four commercial aircraft, two aircraft engines, and a package of aircraft rotables during the third quarter of 1995 resulted in increased net income of $0.1 million as compared to the prior year comparable quarter.

(D) Net Income

The Partnership's net income of $0.6 million in the first quarter of 1996, decreased from net income of $1.7 million in the first quarter of 1995. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, therefore, the Partnership's performance for the three months ended March 31, 1996 is not necessarily indicative of future periods. In the first quarter 1996, the Partnership distributed $4.0 million to the Limited Partners, or $0.40 per Depositary Unit.

     (II)Financial Condition - Capital Resources, Liquidity, and Distributions

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

     The Partnership has one loan outstanding with a face amount of $39.8 million with interest at 1.5% over LIBOR. The loan allows the pay down and borrowing of funds in conjunction with the sale and subsequent purchase of assets during the reinvestment phase of the Partnership. During the first year following conversion to a term loan, beginning September 30, 1996, quarterly principal payments equal to 75% of net proceeds from asset sales will be due. Beginning the second year commencing December 31, 1997, quarterly principal payments will be equal to 75% of net proceeds from asset sales from September 30, 1997, or payments equal to 9.0% of the facility balance at September 30, 1997. During the first quarter of 1996, the Partnership paid down $1.2 million of the outstanding loan balance.

     The General Partner has entered into a joint $25 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund II, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and Professional Lease Management Income Fund I (Fund
I), all affiliated investment programs, and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and became available to the Company on May 8, 1995, and was amended and restated on September 27, 1995, to expire on September 30, 1996. The Committed Bridge
Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the General Partner from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of March 31, 1996, PLM Equipment Growth Fund V had $5,610,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund VI had $11,220,000 and TECAI had $7,706,000 in outstanding borrowings. Neither the Partnership nor the other programs had any outstanding borrowings. The General Partner is in negotiation to renew the facility. The General Partner believes it will successfully negotiate an extension of the facility prior to expiration on terms at least as favorable as those in the current facility.

(III)    Delisting of Partnership Units

The General Partner delisted the Partnership's Depositary units from the American Stock Exchange (AMEX) under the symbol GFZ on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code) the Partnership was classified as a Publicly Traded Partnership. For the past three years the Partnership has engaged in a plan to purchase up to 250,000 Depositary Units. For the three months ended March 31, 1996, the Partnership repurchased 27,700 Depositary Units at a cost of $0.12 million. As of March 31, 1996, the Partnership has repurchased a cumulative total of 128,053 Depositary Units at a total cost of $0.92 million.

(IV)     Trends

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. Throughout 1995 and the first part of 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel, rail, and mobile offshore drilling unit markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody stage II aircraft, such as those owned by the Partnership, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These trends are expected to continue for the near term. These different markets have had individual effects on the performance of Partnership equipment - in some cases resulting in declining performance, and in others, in improved performance.

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



                                            PLM EQUIPMENT GROWTH FUND III

                                            By: PLM Financial Services, Inc.
                                                General Partner




Date:  May 13, 1996                         By: /s/ David Davis
                                                ---------------
                                                David J. Davis
                                                Vice President and
                                                Corporate Controller