Form 10-Q
period 1996-06-30
PLM EQUIPMENT GROWTH FUND III
filed 1996-08-12
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1996.

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
                            (in thousands of dollars)

                                     ASSETS

                                                                                                    June 30,            December 31,
                                                                                                      1996                  1995
                                                                                                  ---------------------------------

          Equipment held for operating leases                                                     $  113,929            $  130,132
          Less accumulated depreciation                                                              (72,762 )             (84,207 )
                                                                                                  ----------------------------------
                                                                                                      41,167                45,925
          Equipment held for sale                                                                      4,039                   475
                                                                                                  ----------------------------------
            Net equipment                                                                             45,206                46,400

          Cash and cash equivalents                                                                      759                 3,243
          Restricted cash and marketable securities                                                    5,813                 5,660
          Investments in unconsolidated special purpose entities                                      19,024                20,820
          Accounts and note receivable, net of allowance
            for doubtful accounts of $1,196 in 1996
            and $569 in 1995                                                                           1,987                 2,242
          Net investment in sales-type lease                                                           4,192                 4,518
          Prepaid expenses                                                                               254                    74
          Deferred charges, net of accumulated
            amortization of $2,206 in 1996 and
            $2,159 in 1995                                                                               356                   360
                                                                                                  ----------------------------------

          Total assets                                                                            $   77,591            $   83,317
                                                                                                  ==================================


                                                                  LIABILITIES
          Liabilities:
          Accounts payable and accrued expenses                                                   $    2,499            $    1,355
          Due to affiliates                                                                            1,828                 1,499
          Notes payable                                                                               40,914                41,000
          Prepaid deposits and reserves for repairs                                                    9,206                 9,126
                                                                                                  ----------------------------------
              Total liabilities                                                                       54,447                52,980

          Partners' capital:

          Limited Partners (9,871,873 Depositary Units at
            June 30, 1996 and 9,899,573 Depositary Units at
            December 31, 1995)                                                                        23,144                30,337
          General Partner                                                                                 --                    --
                                                                                                  ----------------------------------
              Total partners' capital                                                                 23,144                30,337
                                                                                                  ----------------------------------

          Total liabilities and partners' capital                                                 $   77,591            $   83,317
                                                                                                  ==================================



                    See accompanying notes to these financial
                                  statements.

                                        PLM EQUIPMENT GROWTH FUND III
                                           (A Limited Partnership)

                                           STATEMENTS OF OPERATIONS
                              (in thousands of dollars except per unit amounts)

                                                                 For the three months               For the six months
                                                                    ended June 30,                    ended June 30,
                                                                  1996          1995                1996          1995
                                                               ------------------------------------------------------------

Revenues:
  Lease revenue                                                $  4,488      $   5,270           $  8,971      $  11,398
  Interest and other income                                         313            495                647            834
  Net gain (loss) on disposition
    of equipment                                                     19            (41 )              852          2,014
                                                               --------------------------        --------------------------
    Total revenues                                                4,820          5,724             10,470         14,246

Expenses:
  Depreciation and amortization                                   2,042          2,911              4,090          5,923
  Management fees to affiliate                                      306            269                507            564
  Repairs and maintenance                                         2,101            804              2,740          2,027
  Interest expense                                                  757            886              1,637          1,769
  Insurance expense to affiliates                                    --             56                 --            217
  Other insurance expense                                            71            102                136            219
  Bad debt expense                                                  (89 )          127                629            185
  Marine equipment operating expenses                                56             (9 )               86            680
  General and administrative expenses
    to affiliates                                                   187            179                369            390
  Other general and administrative
    expenses                                                        281            315                518            529
                                                               --------------------------        --------------------------
    Total expenses                                                5,712          5,640             10,712         12,503

Equity in net income (loss) of unconsolidated
  special purpose entities                                            6             --                (62 )           --
                                                               --------------------------        --------------------------

    Net income (loss)                                          $   (886 )    $      84           $   (304 )    $   1,743
                                                               ==========================        ==========================

Partners' share of net income (loss):
  Limited Partners                                             $ (1,016 )    $    (125 )         $   (643 )    $   1,324
  General Partner                                                   130            209                339            419
                                                               --------------------------        --------------------------

    Total                                                      $   (886 )    $      84           $   (304 )    $   1,743
                                                               ==========================        ==========================

Net income (loss) per Depositary Unit
  (9,871,873  Units at June 30, 1996 and
  9,918,826 Units at June 30, 1995)                            $  (0.10 )    $   (0.01 )         $  (0.07 )    $    0.13
                                                               ==========================        ==========================

Cash distributions                                             $  2,600      $   4,188           $  6,769      $   8,384
                                                               ==========================        ==========================

Cash distributions per
  Depositary Unit                                              $   0.25      $    0.40           $   0.65      $    0.80
                                                               ==========================        ==========================


                    See accompanying notes to these financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to June 30, 1996
                            (in thousands of dollars)


                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------
   Partners' capital
     at December 31, 1994                              $   44,751         $    --         $   44,751

   Net income                                               1,869             837              2,706

   Repurchase of Depositary Units                            (383 )            --               (383 )

   Cash Distributions                                     (15,900 )          (837 )          (16,737 )
                                                        -----------------------------------------------

   Partners' capital
     at December 31, 1995                                  30,337              --             30,337

   Net income                                                (643 )           339               (304 )

   Repurchase of Depositary Units                            (120 )            --               (120 )

   Cash distributions                                      (6,430 )          (339 )           (6,769 )
                                                        -----------------------------------------------

   Partners' capital  at June 30, 1996                 $  23,144         $    --         $   23,144
                                                        ===============================================



                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                                      For the six months
                                                                                                        ended June 30,
                                                                                                     1996            1995
                                                                                                  ----------------------------
   Cash flows from operating activities:
     Net (loss) income                                                                            $    (304 )     $   1,743
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                                  4,090           5,923
       Net gain on disposition of equipment                                                            (852 )        (2,014 )
       Cash distribution from unconsolidated special purpose
         entities in excess of income                                                                 1,796              --
       Sales-type lease income                                                                         (398 )            --

     Changes in operating assets and liabilities:
       Accounts and note receivable, net                                                                255             597
       Prepaid expenses                                                                                (180 )           175
       Restricted cash and marketable securities                                                       (153 )          (154 )
       Accounts payable and accrued expenses                                                          1,144             388
       Due to affiliates                                                                                329             476
       Prepaid deposits and reserves for repairs                                                         80              88
                                                                                                  ----------------------------
   Cash provided by operating activities                                                              5,807           7,222
                                                                                                  ----------------------------

   Investing activities:
     Payments for purchase of equipment                                                              (5,500 )          (608 )
     Payments for capitalizable repairs                                                                (587 )          (831 )
     Payments of acquisition-related fees to affiliate                                                 (303 )           (33 )
     Payments received on sales-type lease                                                              724              --
     Proceeds from disposition of equipment                                                           4,350           1,481
                                                                                                  ----------------------------
   Cash provided by investing activities                                                             (1,316 )             9
                                                                                                  ----------------------------

   Financing activities:
     Cash distributions paid to General Partner                                                        (339 )          (419 )
     Cash distributions paid to Limited Partners                                                     (6,430 )        (7,965 )
     Repurchase of depositary units                                                                    (120 )          (274 )
     Proceeds from notes payable                                                                      4,600              --
     Principal payments on notes payable                                                             (4,686 )        (3,032 )
                                                                                                  ----------------------------
   Cash used in financing activities                                                                 (6,975 )       (11,690 )
                                                                                                  ----------------------------

   Cash and cash equivalents:
   Net decrease in cash and cash equivalents                                                         (2,484 )        (4,459 )

   Cash and cash equivalents at beginning of period                                                   3,243          14,885
                                                                                                  ----------------------------

   Cash and cash equivalents at end of period                                                     $     759       $  10,426
                                                                                                  ============================

   Supplemental information:
     Interest paid                                                                                $     711       $   1,136
                                                                                                  ============================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI), the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of June 30, 1996, the statements of operations for the three months and six months ended June 30, 1996 and 1995, and the statement of changes in Partners' capital for the period December 31, 1994 to June 30, 1996 and the statements of cash flows for the three months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

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

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996


2.   Investments in Unconsolidated Special Purpose Entities (continued)

       The net investment in unconsolidated special purpose entities includes the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                 June 30,         December 31,
%                                        Equipment                                 1996               1995
Ownership
- ----------------------------------------------------------------------------------------------------------------
   56%         Marine vessel                                                   $    4,871          $    4,821
   45%         Mobile offshore drilling unit                                        6,052               6,093
   50%         Aircraft engine                                                        541                 656
   17%         Three commercial aircraft, two aircraft engines, and portfolio
               of aircraft rotables                                                 4,196               5,302
   14%         Seven commercial aircraft                                            3,364               3,948
                                                                               ---------------------------------

                 Investments in unconsolidated special purpose entities        $   19,024          $   20,820
                                                                               =================================

     At June 30, 1996 and December 31, 1995, a jointly-owned mobile offshore drilling unit was subject to a pending sale contract. At June 30, 1996, a jointly-owned aircraft engine was subject to a pending sale contract. (See Note
7)

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $6.8 million and $8.4 million for the six months ended June 30, 1996 and 1995.

       Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $6.8 million and $6.6 million during the six months ended June 30, 1996 and 1995, were deemed to be a return of capital.

       Cash distributions of $0.25 per Depositary Unit were declared on July 30, 1996, and are to be paid on August 15, 1996, to the Unitholders of record as of June 30, 1996. This cash distribution will amount to $2.5 million.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

4.    Equipment

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated net realizable value and is subject to a pending contract for sale.

The components of owned equipment are as follows (in thousands):

                                                                  June 30,           December 31,
                                                                    1996                 1995
                                                                ------------------------------------
   Equipment held for operating leases:

   Rail equipment                                               $   36,170           $    35,761
   Marine containers                                                14,009                15,015
   Marine vessels                                                       --                15,463
   Aircraft and aircraft engines                                    56,205                56,269
   Trailers                                                          7,545                 7,624
                                                                ------------------------------------
                                                                   113,929               130,132
   Less accumulated depreciation                                   (72,762 )             (84,207 )
                                                                ------------------------------------
                                                                    41,167                45,925
   Equipment held for sale                                           4,039                   475
                                                                ====================================
       Net equipment                                            $   45,206           $    46,400
                                                                ====================================

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

       At June 30, 1996, equipment held for sale included two vessels with a net book value of $4.0 million subject to a pending contract for sale for $8.7 million. At December 31, 1995, equipment held for sale included 110 coalcars with a net book value of $0.5 million, which were sold in March 1996, for $1.3 million.

       As of June 30, 1996, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of 51 railcars, 196 marine containers. The aggregate carrying value of equipment off-lease was $1.3 million at June 30, 1996. At December 31, 1995, 53 marine containers, 18 tank cars and 2 aircraft engines were off-lease, with an aggregate carrying value of $3.1 million.

       During the six months ended June 30, 1996, the Partnership disposed of 222 marine containers, 118 railcars of which 110 cars were held for sale at December 31, 1995, two aircraft engines, and seven trailers, with a combined net carrying value of $3.5 million for combined proceeds of $4.4 million. During the six months ended June 30, 1995, the Partnership sold 222 marine containers and 80 railcars with a combined net carrying value of $0.7 million for combined proceeds of $1.4 million. Additionally, the Partnership entered into a sales-type lease related to one marine vessel with a carrying value, net of drydock and estimated selling expenses, of $3.7 million for a sales price equal to the present value of the future lease payments, of $5.0 million.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996


5.   Repurchase of Depositary Units

On December 28, 1992, the Partnership, which is traded on the American Stock Exchange under the symbol GFZ, engaged in a program to repurchase up to 250,000 Depository Units. In the six months ended June 30, 1996, the Partnership repurchased and canceled 27,700 Depositary Units at a cost of $0.12 million. As of June 30, 1996, the Partnership has repurchased a cumulative total of 128,053 Depositary Units at a total cost of $0.92 million.

6.   Debt

The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI , PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. ("AFG"), a wholly-owned subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on May 31, 1996, to expire on September 30, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG, or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of August 9, 1996, the PLM Equipment Growth Fund VI had $9,000,000 in outstanding borrowings under the Committed Bridge Facility, TECAI had $22,587,000 in outstanding borrowings and neither the Partnership nor any of the other programs had any outstanding borrowings.

7.   Subsequent Event

On July 19, 1996,  the General  Partner  sold a mobile  offshore  drilling  unit
(rig), in which the Partnership holds an investment of 45%. The Partnership received $12.4 million for its $6.1 million investment in the rig. The investment is included in "Investment in unconsolidated special purpose entities" at June 30, 1996.

On July 22, 1996, the Partnership sold a vessel for $6.3 million which was classified as assets held for sale at June 30, 1996. The net book value of the vessel was $2.7 million.

On July 26, 1996, the Charterer exercised its option to buy the vessel which was under the sales-type lease for $4.2 million.

On July 31, 1996, the General Partner sold an aircraft engine, in which the Partnership holds an investment of 50%. The Partnership received $1.3 million for its $0.5 million investment in the aircraft engine. The investment is included in "Investment in unconsolidated special purpose entities" at June 30, 1996.

On August 2, 1996, the Partnership sold a vessel for $2.2 million which was classified as assets held for sale at June 30, 1996. The net book value of the vessel was $1.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      Results of Operations

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the second quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the three months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $    (40 )      $   1,152
   Marine vessels                                                             365              450
   Trailers                                                                   425              249
   Rail equipment                                                           1,120            1,441
    Marine containers                                                         402              504


Aircraft: Aircraft lease revenues and direct expenses were $1.1 million and $1.2 million, respectively, for the three months ended June 30, 1996, compared to $1.18 million and $0.03 million, respectively during the same quarter of 1995. The decrease in net contribution was due to extensive repairs of $1.1 million needed on one aircraft before it can be re-leased;

Marine vessels: Marine vessel lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the three months ended June 30, 1996, compared to $0.48 million and $0.03 million, respectively during the same quarter of 1995. The decrease in net contribution was due to higher marine operating expenses in the second quarter of 1996 related to higher drydocking expenses on one marine vessel, offset by a slightly higher lease rate earned in the second quarter of 1996;

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the three months ended June 30, 1996, compared to $0.3 million and $0.1 million, respectively during the same quarter of 1995. The trailer fleet remained virtually the same for both periods, however, over the past twelve months the number of trailers in the PLM affiliated short-term rental yards has increased due to term leases which expired. These trailers are now earning a higher lease rate while in the rental yard compared to the fixed term lease;

Rail equipment: Railcar lease revenues and direct expenses were $1.9 million and $0.8 million, respectively, for the three months ended June 30, 1996, compared to $2.0 million and $0.6 million, respectively during the same quarter of 1995. The decrease of net contribution was due to the sale of 124 railcars during the last two quarters of 1995 and 118 railcars in the first and second quarters of 1996;

Marine containers: Marine container lease revenues and direct expenses were $0.4 million and $2,852, respectively, for the three months ended June 30, 1996, compared to $0.5 million and $3,465, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

 (B) Indirect expenses related to owned equipment

Total indirect expenses of $3.5 million for the three months ended June 30, 1996, decreased from $4.1 million for the same period of 1995. The variance is explained as follows:

     (a) a decrease in depreciation and amortization expense of $0.3 million from 1995 levels reflecting the Partnership's double-declining balance depreciation method, and the sale or disposition of certain Partnership assets during the last two quarters of 1995 and the first and second quarter of 1996;

     (b) a decrease of $0.2 million in bad debt expenses from 1995 levels primarily reflecting the General Partner's evaluation of the collectibility of certain receivables;

     (c) a decrease of $0.1 million in interest expense due to the paydown of debt principle.

 (C) Net gain on disposition of equipment was $0.02 million in the second quarter of 1996, from the disposition of two aircraft engines, 109 marine containers, seven railcars and four trailers, compared to a loss of $0.04 million in the second quarter of 1995, from the disposition of 91 marine containers and 11 railcars.

 (D) Interest and other income

Interest and other income decreased $0.2 million during the second quarter of 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

 (E)Equity in net income (loss) of unconsolidated special purpose entities

Equity in net income (loss) of unconsolidated special purpose entities represents the net income (loss) generated from jointly-owned assets accounted for under the equity method (see Note 2 to financial statements) (in thousands).

                                                  For the three months
                                                     ended June 30,
                                               ----------------------------
                                                 1996              1995
                                               ----------------------------
   Aircraft and aircraft engines               $    91           $    23
   Mobile offshore drilling unit                   (84 )             (34 )
   Marine vessel                                  (0.4 )             (62 )

Aircraft: As of June 30, 1996, the Partnership has a partial beneficial interest in two trusts which hold four commercial aircraft, two aircraft engines, and a package of aircraft rotables. The Partnership's share of revenues earned by these trusts of $0.7 million were offset by depreciation expense of $0.6 million during the second quarter of 1996.

Marine vessels: The increase in the loss related to marine vessels was due to higher repairs and maintenance expenses.

Mobile offshore drilling unit: The decrease in mobile offshore drilling unit loss was due to lower depreciation expense in the second quarter of 1996 as a result of the double declining balance method used.

(F) Net Income (loss)

The Partnership's net loss of $0.9 million in the second quarter of 1996, decreased from net income of $0.1 million in the second quarter of 1995. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, therefore, the Partnership's performance for the three months ended June 30, 1996 is not necessarily indicative of future periods. In the second quarter of 1996, the Partnership distributed $2.5 million to the Limited Partners, or $0.25 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1996 and 1995

(A) Owned equipment operations

Lease revenues less direct expenses (repairs and maintenance, marine equipment operating expense, and asset specific insurance on owned equipment decreased for the six months ended 1996 when compared to the same period of 1995. The following table presents results by owned equipment type (in thousands):

                                                      For the six months
                                                        ended June 30,
                                               ----------------------------------
                                                    1996              1995
                                               ----------------------------------
   Aircraft and aircraft engines               $         1,034   $         2,376
   Marine vessels                                          760               636
   Trailers                                                836               684
   Rail equipment                                        2,585             2,377
   Marine containers                                       820               945

Aircraft: Aircraft lease revenues and direct expenses were $2.3 million and $1.3 million, respectively, for the six months ended June 30, 1996, compared to $2.5 million and $0.1 million, respectively during the same quarter of 1995. The decrease of net contribution was due to extensive repairs of $1.1 million needed on one aircraft before it can be re-leased;

Marine vessels: Marine vessel lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the six months ended June 30, 1996, compared to $1.7 million and $1.1 million, respectively during the same period of 1995. The increase of net contribution was due to a decrease in repairs and maintenance, marine operating, and insurance expenses for the first six months of 1996 compared to the same period of 1995 due to the sale of one marine vessel during the second quarter of 1995;

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the six months ended June 30, 1996, compared to $0.8 million and $0.1 million, respectively during the same quarter of 1995. The trailer fleet remained virtually the same for both periods, however, over the past twelve months the number of trailers in the PLM affiliated short-term rental yards has increased due to term leases which expired. These trailers are now earning a higher lease rate while in the rental yards compared to the fixed term leases;

Rail equipment: Railcar lease revenues and direct expenses were $3.9 million and $1.3 million, respectively, for the six months ended 1996, compared to $3.8 million and $1.4 million, respectively during the same quarter of 1995. The increase was due to the more railcars went offlease in the first six months of 1995 than compared to 1995;

Marine containers: Marine container lease revenues and direct expenses were $0.8 million and $6,146, respectively, for the six months ended June 30, 1996, compared to $1.0 million and $10,301, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

(B)  Indirect operating expenses related to owned equipment operations

Total indirect expenses of $7.8 million for the six months ended June 30, 1996, decreased from $8.2 million for the same period of 1995. The variance is explained as follows:

     (a) a decrease in depreciation expense of $0.6 million from 1995 levels reflecting the Partnership's double-declining balance depreciation method, and the sale or disposition of Partnership assets;

     (b) a decrease of $0.1 million in interest expense due to the paydown of debt principle;

     (c) an increase of $0.4 million in bad debt expense from 1995 levels primarily reflecting the Partnership's evaluation of collectibility of certain receivable balances. (C) Net gain on disposition of equipment was $0.9 million for the six months ended June 30, 1996 from the disposition of two aircraft engines, 222 marine containers, seven trailers, and 118 railcars, compared to a gain of $2.0 million in the same period of 1995 from the disposition of 222 marine containers, 75 railcars, five locomotives, and one marine vessel. The sale of the vessel in the first quarter of 1995 was a sales-type lease. At June 30, 1996, the Partnership will receive future lease payments totaling $4.0 million with a balloon payment of $1.7 million at the end of the lease term.

(D) Interest and other income decreased by $0.2 million in the first six months of 1996 compared to 1995 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E) Equity in net income (loss) of unconsolidated special purpose entities

Equity in net income (loss) of unconsolidated special purpose entities represents the net income (loss) generated from operation of jointly-owned assets accounted for under the equity method (see Note 2 to financial statements)(in thousands).

                                                      For the six months
                                                        ended June 30,
                                               ----------------------------------
                                                    1996              1995
                                               ----------------------------------
   Aircraft and aircraft engines               $           174   $            46
   Marine vessels                                         (231 )             (93 )
   Mobile offshore drilling unit                            (5 )              87


Aircraft: As of June 30, 1996, the Partnership has a partial beneficial interest in two trusts which hold four commercial aircraft, two aircraft engines, and a package of aircraft rotables. The Partnership's share of revenues earned by these trusts of $1.5 million were offset by depreciation expense of $1.3 million during the six months ended June 30, 1996.

Marine vessels: The increase in the loss related to marine vessels for the six months ended June 30, 1996 as compared to the same period last year, was due to higher repairs and maintenance expenses.

Mobile offshore drilling unit: The mobile offshore drilling unit incurred a loss for the six months ended June 30, 1996, as compared to income for the six months ended June 30, 1995, due to higher repair and maintenance expenses and lower release rates received during the six months ended June 30, 1996 when compared to the same period of 1995.

 (F) Net Income (loss)

The Partnership's net loss of $0.3 million for the six months ended June 30, 1996, increased from net income of $1.7 million in the same period in 1995. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 1996 is not necessarily indicative of future periods. The Partnership distributed $6.4 million to the Limited Partners, or $0.65 per Depositary Unit in the six months ended June 30, 1996.

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

     The Partnership has one loan outstanding with a face amount of $40.9 million with interest at 1.5% over LIBOR. The loan allows the pay down and borrowing of funds in conjunction with the sale and subsequent purchase of assets during the reinvestment phase of the Partnership. During the first year following conversion to a term loan, beginning September 30, 1996, quarterly principal payments equal to 75% of net proceeds from asset sales will be due. Beginning the second year commencing December 31, 1997, quarterly principal payments will be equal to 75% of net proceeds from asset sales from September 30, 1997, or payments equal to 9.0% of the facility balance at September 30, 1997. During the first six months of 1996, the Partnership paid down $4.7 million of the outstanding loan balance and redrawn $4.6 million.

The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. ("AFG"), a wholly-owned subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on May 31, 1996, to expire on September 30, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG, or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of August 9, 1996, the PLM Equipment Growth Fund VI had $9,000,000 in outstanding borrowings under the Committed Bridge Facility, TECAI had $22,587,000 in outstanding borrowings and neither the Partnership nor any of the other programs had any outstanding borrowings.

(III)    Delisting of Partnership Units and Depositary Unit Repurchase Plan

The General Partner delisted the Partnership's Depositary units from the American Stock Exchange (AMEX) under the symbol GFZ on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code) the Partnership was classified as a Publicly Traded Partnership. For the past three years the Partnership has engaged in a plan to purchase up to 250,000 Depositary Units. For the six months ended June 30, 1996, the Partnership repurchased 27,700 Depositary Units at a cost of $0.12 million. As of June 30, 1996, the Partnership has repurchased a cumulative total of 128,053 Depositary Units at a total cost of $0.92 million.

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



                                         PLM EQUIPMENT GROWTH FUND III

                                         By: PLM Financial Services, Inc.
                                             General Partner




Date:  August 9, 1996                    By: /s/ David Davis
                                             ---------------
                                             David J. Davis
                                             Vice President and
                                             Corporate Controller