Form 10-Q
period 1996-09-30
PLM EQUIPMENT GROWTH FUND III
filed 1996-11-14
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1996.

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                         Commission file number 1-10813
                             -----------------------

                          PLM EQUIPMENT GROWTH FUND III
             (Exact name of registrant as specified in its charter)


     California                                        68-0146197
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

One Market, Steuart Street Tower
  Suite 800, San Francisco, CA                           94105-1301
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
                            (in thousands of dollars)

                                     ASSETS


                                                                                                   September 30,        December 31,
                                                                                                       1996                1995
                                                                                                  ---------------------------------

          Equipment held for operating leases                                                     $    137,418         $   130,132
          Less accumulated depreciation                                                                (75,252 )           (84,207 )
                                                                                                  ---------------------------------
                                                                                                        62,166              45,925
          Equipment held for sale                                                                           --                 475
                                                                                                  ---------------------------------
            Net equipment                                                                               62,166              46,400

          Cash and cash equivalents                                                                      2,232               3,243
          Restricted cash and marketable securities                                                      5,890               5,660
          Investments in unconsolidated special purpose entities                                        11,511              20,820
          Accounts and note receivable, net of allowance
            for doubtful accounts of $1,350 in 1996
          other   and $569 in 1995                                                                       1,411               2,242
          Net investment in sales-type lease                                                                --               4,518
          Prepaid expenses                                                                                  --                  74
          Deferred charges, net of accumulated
            amortization of $2,248 in 1996 and
            $2,159 in 1995                                                                                 545                 360
                                                                                                  ---------------------------------

          Total assets                                                                            $     83,755         $    83,317
                                                                                                  =================================


                                   LIABILITIES
          Liabilities:
          Accounts payable and accrued expenses                                                   $      1,625         $     1,355
          Due to affiliates                                                                              1,501               1,499
          Notes payable                                                                                 40,573              41,000
          Prepaid deposits and reserves for repairs                                                      7,858               9,126
                                                                                                  ---------------------------------
              Total liabilities                                                                         51,557              52,980

          Partners' capital:

          Limited Partners (9,871,073 Depositary Units at
            September 30, 1996 and 9,899,573 Depositary Units at
            December 31, 1995)                                                                          32,198              30,337
          General Partner                                                                                   --                  --
                                                                                                  ---------------------------------
              Total partners' capital                                                                   32,198              30,337
                                                                                                  ---------------------------------

          Total liabilities and partners' capital                                                 $     83,755         $    83,317
                                                                                                  =================================



                    See accompanying notes to these financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                (in thousands of dollars except per unit amounts)

                                                                 For the three months               For the nine months
                                                                  ended September 30,               ended September 30,
                                                                  1996          1995                1996          1995
                                                               ------------------------------------------------------------

Revenues:
  Lease revenue                                                $  4,457       $  5,749           $ 13,427      $  17,147
  Interest and other income                                         214            432                861          1,266
  Net gain on disposition
    of equipment                                                  5,494            874              6,347          2,888
                                                               ------------------------------------------------------------
    Total revenues                                               10,165          7,055             20,635         21,301

Expenses:
  Depreciation and amortization                                   3,010          3,249              7,100          9,172
  Management fees to affiliate                                      241            274                749            838
  Repairs and maintenance                                           712            775              3,452          2,801
  Interest expense                                                  622            887              2,259          2,656
  Insurance expense to affiliates                                    --             27                 --            244
  Other insurance expense                                            73             53                233            271
  Bad debt expense                                                  155            105                784            290
  Marine equipment operating expenses                               198            106                284            786
  General and administrative expenses
    to affiliates                                                   122            177                492            568
  Other general and administrative
    expenses                                                        347            259                839            789
                                                               ------------------------------------------------------------
    Total expenses                                                5,480          5,912             16,192         18,415

Equity in net income of unconsolidated
  special purpose entities                                        6,968             --              6,905             --
                                                               ------------------------------------------------------------

    Net income                                                 $ 11,653       $  1,143           $ 11,348      $   2,886
                                                               ============================================================

Partners' share of net income:
  Limited Partners                                             $ 11,523       $    934           $ 10,879      $   2,258
  General Partner                                                   130            209                469            628
                                                               ------------------------------------------------------------

    Total                                                      $ 11,653       $  1,143           $ 11,348      $   2,886
                                                               ============================================================

Net income per Depositary Unit
  (9,871,073  Units at September 30, 1996 and
  9,918,826 Units at September 30, 1995)                       $   1.17       $   0.09           $   1.10      $    0.23
                                                               ============================================================

Cash distributions                                             $  2,598       $  4,176           $  9,367      $  12,560
                                                               ============================================================

Cash distributions per
  Depositary Unit                                              $   0.25       $   0.40           $   0.90      $    1.20
                                                               ============================================================


                    See accompanying notes to these financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1994 to September 30, 1996
                            (in thousands of dollars)


                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------
   Partners' capital
     at December 31, 1994                              $   44,751         $    --         $   44,751

   Net income                                               1,869             837              2,706

   Repurchase of Depositary Units                            (383 )            --               (383 )

   Cash Distributions                                     (15,900 )          (837 )          (16,737 )
                                                        -----------------------------------------------

   Partners' capital
     at December 31, 1995                                  30,337              --             30,337

   Net income                                              10,879             469             11,348

   Repurchase of Depositary Units                            (120 )            --               (120 )

   Cash distributions                                      (8,898 )          (469 )           (9,367 )
                                                        -----------------------------------------------

   Partners' capital  at September 30, 1996            $   32,198         $    --         $   32,198
                                                        ===============================================









                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                                      For the nine months
                                                                                                      ended September 30,
                                                                                                     1996            1995
                                                                                                  ----------------------------
   Cash flows from operating activities:
     Net income                                                                                   $  11,348        $  2,886
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                                  7,100           9,172
       Net gain on disposition of equipment                                                          (6,347 )        (2,888 )
       Income from unconsolidated special purpose
         entities in excess of cash distributions                                                    (4,402 )            --
       Sales-type lease income                                                                       (1,885 )            --
     Changes in operating assets and liabilities:
       Accounts and note receivable, net                                                                831           1,034
       Prepaid expenses                                                                                  74             196
       Restricted cash and marketable securities                                                       (230 )         3,569
       Accounts payable and accrued expenses                                                            270             (17 )
       Due to affiliates                                                                                  2             986
       Prepaid deposits and reserves for repairs                                                       (481 )          (180 )
                                                                                                  ----------------------------
   Cash provided by operating activities                                                              6,280          14,758
                                                                                                  ----------------------------

   Investing activities:
     Payments for purchase of equipment                                                             (28,540 )        (9,756 )
     Payments for capitalizable repairs                                                                (679 )        (1,058 )
     Payments of acquisition-related fees to affiliate                                               (1,569 )          (538 )
     Payments received on sales-type lease                                                            6,403              --
     Proceeds from disposition of equipment                                                          13,297           3,085
     Liquidation proceeds from unconsolidated special purpose
      entities                                                                                       13,711              --
                                                                                                  ----------------------------
                                                                                                  ----------------------------
   Cash provided by (used in) investing activities                                                    2,623          (8,267 )
                                                                                                  ----------------------------

   Financing activities:
     Cash distributions paid to General Partner                                                        (469 )          (628 )
     Cash distributions paid to Limited Partners                                                     (8,898 )       (11,932 )
     Repurchase of depositary units                                                                    (120 )          (274 )
     Proceeds from notes payable                                                                     19,148              --
     Principal payments on notes payable                                                            (19,575 )            --
                                                                                                  ----------------------------
   Cash used in financing activities                                                                 (9,914 )       (12,834 )
                                                                                                  ----------------------------

   Cash and cash equivalents:
   Net decrease in cash and cash equivalents                                                         (1,011 )        (6,343 )

   Cash and cash equivalents at beginning of period                                                   3,243          14,885
                                                                                                  ----------------------------

   Cash and cash equivalents at end of period                                                     $   2,232        $  8,542
                                                                                                  ============================

   Supplemental information:
     Interest paid                                                                                $   2,157        $  1,914
                                                                                                  ============================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI), the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of September 30, 1996, the statements of income for the three months and nine months ended September 30, 1996 and 1995, and the statement of changes in Partners' capital for the period from December 31, 1994 to September 30, 1996 and the statements of cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

3.   Investments in Unconsolidated Special Purpose Entities

During the second half of 1995, the Partnership began to increase the level of its participation in the ownership of large-ticket transportation assets to be owned and operated jointly with affiliated programs. This trend has continued in the third quarter of 1996.

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

       The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entities", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income
(loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


3.   Investments in Unconsolidated Special Purpose Entities (continued)

The net investment in unconsolidated special purpose entities includes the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                           September 30,        December 31,
          % Ownership                                 Equipment                                1996                 1995
         ----------------------------------------------------------------------------------------------------------------------
              56%           Marine vessel                                                   $   4,040            $   4,821
              45%           Mobile offshore drilling unit                                          --                6,093
              50%           Aircraft engine                                                        --                  656
              17%           Trust that owns three commercial aircraft, two aircraft
                            engines, and portfolio of aircraft rotables                         4,412                5,302
              14%           Trust that owns seven commercial aircraft                              --                3,948
              17%           Trust that owns six commercial aircraft                             3,059                   --
                                                                                          -------------------------------------

                              Investments in unconsolidated special purpose entities        $  11,511            $  20,820
                                                                                          =====================================


During the nine months ended September 30, 1996, the Partnership sold its 45% investment in a mobile offshore drilling unit, and its 50% investment in an aircraft engine for $13.7 million.

The Partnership has beneficial interest in a certain unconsolidated special purpose entity that owns multiple aircraft (the Trust). This Trust contains provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership which also has a beneficial interest in the Trust, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result was to restate the percentage ownership of the remaining beneficial owners of the Trust beginning September 30, 1996. This change has no effect on the income or loss recognized in the third quarter of 1996.

4.   Cash Distributions

Cash distributions are recorded when paid and totaled $9.4 million and $12.6 million for the nine months ended September 30, 1996 and 1995.

       Cash distributions to unitholders in excess of net income are considered to represent a return of capital. None of the cash distributions to the Limited Partners during the nine months ended September 30, 1996, were deemed to be a return of capital. Cash distributions to unitholders of $9.7 million during the nine months ended September 30,1995, were deemed to be a return of capital.

       Cash distributions of $0.25 per Depositary Unit were declared on October 24, 1996, and are to be paid on November 15, 1996, to the Unitholders of record as of September 30, 1996. This cash distribution will amount to approximately $2.5 million.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

5.    Equipment

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated net realizable value and is subject to a pending contract for sale.

The components of owned equipment are as follows (in thousands):

                                                                 September 30,           December 31,
                                                                      1996                   1995
                                                                ----------------------------------------
   Equipment held for operating leases:

   Rail equipment                                                 $   36,148             $   35,761
   Marine containers                                                  13,479                 15,015
   Marine vessels                                                         --                 15,463
   Mobile offshore drilling units                                      9,666                     --
   Aircraft and aircraft engines                                      70,615                 56,269
   Trailers                                                            7,510                  7,624
                                                                ----------------------------------------
                                                                     137,418                130,132
   Less accumulated depreciation                                     (75,252 )              (84,207 )
                                                                ----------------------------------------
                                                                                             45,925
   Equipment held for sale                                                --                    475
                                                                ========================================
       Net equipment                                              $   62,166             $   46,400
                                                                ========================================

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

       No equipment was held for sale at September 30, 1996. At December 31, 1995, equipment held for sale included 110 coalcars with a net book value of $0.5 million. These coalcars were sold in March 1996, for $1.3 million. As of September 30, 1996, all owned equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of one aircraft, 52 railcars and 33 marine containers. The aggregate carrying value of equipment off-lease was $4.5 million at September 30, 1996. At December 31, 1995, 53 marine containers, 18 tank cars and 2 aircraft engines were off-lease, with an aggregate carrying value of $3.1 million.

     During the nine months ended September 30, 1996, the Partnership purchased three commercial aircraft and one mobile offshore drilling unit for $28.5 million and incurred acquisition fees of $1.3 million and lease negotiation fees of $0.3 million to TEC.

     During the nine months ended September 30, 1996, the Partnership disposed of 344 marine containers, 123 railcars of which 110 cars were held for sale at December 31, 1995, two aircraft engines, and 11 trailers, with a combined net carrying value of $3.7 million for combined proceeds of $4.6 million. In addition, the Partnership sold two marine vessels with a carrying value, net of drydock and estimated selling expenses of $3.3 million for proceeds of $8.7 million. During the nine months ended September 30, 1995, the Partnership sold 360 marine containers and 196 railcars with a combined net carrying value of $1.5 million for combined proceeds of $3.1 million. Additionally, the Partnership entered into a sales-type lease related to one marine vessel with a carrying value, net of drydock and estimated selling expenses, of $3.7 million for a sales price equal to the present value of the future lease payments, of $5.0 million. On July 26, 1996, the Charterer exercised its option to buy the marine vessel which was under the sales-type lease for $4.2 million.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


6.   Repurchase of Depositary Units

On December 28, 1992, the Partnership, which is traded on the American Stock Exchange under the symbol GFZ, engaged in a program to repurchase up to 250,000 Depository Units. In the nine months ended September 30, 1996, the Partnership repurchased and canceled 28,500 Depositary Units at a cost of $0.12 million. As of September 30, 1996, the Partnership has repurchased a cumulative total of 128,853 Depositary Units at a total cost of $0.92 million.

7.   Debt

The General Partner has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI , PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. ("AFG"), a wholly-owned subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on October 31, 1996, to expire on October 31, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG, or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of November 11, 1996, AFG had $39,032,522 in outstanding borrowings and neither the Partnership, TECAI nor any of the programs had any outstanding borrowings.

     In October 1996, the General Partner revised the "Committed Bridge Facility" and PLM Equipment Growth Fund III is no longer included as a borrower.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      Results of Operations

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the third quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):


                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  1,055        $   1,114
   Marine vessels                                                             (45 )            422
   Trailers                                                                   476              401
   Rail equipment                                                           1,340            1,550
   Marine containers                                                          355              527
   Mobile offshore drilling unit                                              302               --


Aircraft: Aircraft lease revenues and direct expenses were $1.1 million and $0.04 million, respectively, for the three months ended September 30, 1996, compared to $1.1 million and $0.02 million, respectively, during the same quarter of 1995. The decrease in net contribution was due to the off-lease status of one Boeing 737 aircraft during the third quarter of 1996;

Marine vessels: Marine vessel lease revenues and direct expenses were $0.2 million and $0.24 million, respectively, for the three months ended September 30, 1996, compared to $0.5 million and $0.1 million, respectively, during the same quarter of 1995. The decrease in net contribution was due to the sale of both of the Partnership's marine vessels in the third quarter of 1996;

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended September 30, 1996, compared to $0.5 million and $0.1 million, respectively, during the same quarter of 1995. The trailer fleet remained virtually the same for both periods, however, over the past twelve months the number of trailers in the PLM affiliated short-term rental yards has increased due to term leases which expired. These trailers are now earning a higher lease rate while in the rental yards compared to the fixed term lease;

Rail equipment: Railcar lease revenues and direct expenses were $2.0 million and $0.7 million, respectively, for the three months ended September 30, 1996, compared to $2.2 million and $0.6 million, respectively during the same quarter of 1995. The decrease in net contribution resulted from lower revenue for the three months ended September 30, 1996 due to the sale of equipment and running repairs required on certain railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues and direct expenses were $0.4 million and $2,358, respectively, for the three months ended September 30, 1996, compared to $0.5 million and $6,307, respectively, during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.3 million and $3,825, respectively, for the three months ended September 30, 1996. The Partnership acquired and placed into lease service one mobile offshore drilling unit in the third quarter of 1996.

(B)  Indirect expenses related to owned equipment

Total indirect expenses of $4.5 million for the three months ended September 30, 1996, decreased from $3.9 million for the same period of 1995. The variance is explained as follows:

     (a) an increase in depreciation and amortization expense of $0.7 million from 1995 levels reflecting the acquisition of two aircraft and one mobile offshore drilling unit in the third quarter of 1996, offset by the sale or disposition of certain Partnership assets during the fourth quarter of 1995 and the first three quarters of 1996;

     (b) an increase of $0.1 million in bad debt expenses from 1995 levels primarily reflecting the General Partner's evaluation of the collectibility of certain receivables;

     (c) an increase of $0.1 million in general and administrative expense due to increased aircraft inspection expense on one aircraft before it could be re-leased in the third quarter of 1996;

     (d) a decrease of $0.3 million in interest expense due to the paydown of debt principle due to the sale of assets.

(C) Net gain on disposition of equipment was $5.4 million in the third quarter of 1996, from the disposition of two vessels, 122 marine containers, five railcars and four trailers, compared to a gain of $0.9 million in the third quarter of 1995, from the disposition of 138 marine containers and 116 railcars.

(D)  Interest and other income

Interest and other income decreased $0.2 million during the third quarter of 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E)  Equity in net income (loss) of unconsolidated special purpose entities

Equity in net income (loss) of unconsolidated special purpose entities represents the net income (loss) generated from jointly-owned assets accounted for under the equity method (see Note 3 to financial statements) (in thousands).

                                                  For the three months
                                                   ended September 30,
                                               ----------------------------
                                                 1996              1995
                                               ----------------------------
   Aircraft and aircraft engines               $   696           $  (174 )
   Mobile offshore drilling unit                 6,579               (37 )
   Marine vessel                                  (307 )            (0.9 )

Aircraft: As of September 30, 1996, the Partnership has a partial beneficial interest in two trusts which hold four commercial aircraft, two aircraft engines, and a package of aircraft rotables. The Partnership sold its 50% investment in an aircraft engine for $1.3 million in the third quarter of 1996 and realized a gain of $0.7 million. The Partnership's share of revenues and expenses of the two trusts and the engine was $1.3 million and $0.6 million, respectively, for the third quarter of 1996, compared to $0.2 million and $0.4 million, respectively, during the same quarter of 1995. The increase in income to $0.7 million in the third quarter of 1996 compared to a loss of $0.2 million in the third quarter of 1995 was due to the sale of the aircraft engine for a gain of $0.7 million. The Partnership's share of revenue was higher in the third quarter of 1996 as compared to 1995 levels due to the two trusts acquired in September of 1995.

Mobile offshore drilling unit: The Partnership's share of revenues and expenses of mobile offshore drilling unit was $6.6 million and $0.02 million, respectively, for the third quarter of 1996, compared to $0.3 million and $0.34 million, respectively, during the same quarter of 1995. The increase in income to $6.6 million in the third quarter of 1996 compared to a loss of $0.04 million in the third quarter of 1995 was due to the sale of a mobile offshore drilling unit in the third quarter of 1996 at a gain of $6.5 million.

Marine vessels: The Partnership's share of revenues and expenses of marine vessels was $0.3 million, and $0.6 million, respectively, during the third quarter of 1996, compared to $0.5 million and $0.5 million, respectively, during the same quarter of 1995. The increase in the loss related to marine vessels was due to higher repairs and maintenance expense and lower revenue due to lower charter rates for the third quarter of 1996 when compared to the same quarter of 1995.

(F) Net Income

The Partnership's net income of $11.7 million in the third quarter of 1996, increased from net income of $1.1 million in the third quarter of 1995. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, therefore, the Partnership's performance for the three months ended September 30, 1996, is not necessarily indicative of future periods. In the third quarter of 1996, the Partnership distributed $2.5 million to the Limited Partners, or $0.25 per Depositary Unit.


Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1996 and 1995

(A) Owned equipment operations

Lease revenues less direct expenses (repairs and maintenance, marine equipment operating expense, and asset specific insurance on owned equipment decreased for the nine months ended 1996 when compared to the same period of 1995. The following table presents results by owned equipment type (in thousands):

                                                       For the nine months
                                                       ended September 30,
                                               --------------------------------
                                                    1996              1995
                                               --------------------------------
   Aircraft and aircraft engines               $         2,089   $         3,489
   Marine vessels                                          715             1,058
   Trailers                                              1,312             1,085
   Rail equipment                                        3,925             3,927
   Marine containers                                     1,175             1,472
   Mobile offshore drilling unit                           302                --

Aircraft: Aircraft lease revenues and direct expenses were $3.4 million and $1.3 million, respectively, for the nine months ended September 30, 1996, compared to $3.6 million and $0.1 million, respectively during the same quarter of 1995. The decrease in net contribution was due to extensive repairs of $1.2 million needed on one aircraft before it could be re-leased and the off-lease status of this aircraft during the third quarter of 1996;

Marine vessels: Marine vessel lease revenues and direct expenses were $1.2 million and $0.5 million, respectively, for the nine months ended September 30, 1996, compared to $2.2 million and $1.1 million, respectively during the same period of 1995. The decrease in net contribution was due to the sale of one marine vessel during the second quarter of 1995 and the sale of two marine vessels during the third quarter of 1996;

Trailers: Trailer lease revenues and direct expenses were $1.5 million and $0.2 million, respectively, for the nine months ended September 30, 1996, compared to $1.3 million and $0.2 million, respectively during the same quarter of 1995. The trailer fleet remained virtually the same for both periods, however, over the past twelve months the number of trailers in the PLM affiliated short-term rental yards has increased due to term leases which expired. These trailers are now earning a higher lease rate while in the rental yards compared to the fixed term leases;

Rail equipment: Railcar lease revenues and direct expenses were $5.8 million and $1.9 million, respectively, for the nine months ended 1996, compared to $5.9 million and $2.0 million, respectively during the same quarter of 1995. The decrease in railcar contribution resulted from lower revenue for the nine months ended September 30, 1996 due to sale of equipment, offset by running repairs required on certain railcars in the fleet during 1995 which were not needed during 1996;

Marine containers: Marine container lease revenues and direct expenses were $1.2 million and $8,504, respectively, for the nine months ended September 30, 1996, compared to $1.5 million and $16,608, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.3 million and $3,825, respectively, for the nine months ended September 30, 1996. The Partnership acquired and placed into lease service one mobile offshore drilling unit in the third quarter of 1996.

(B)  Indirect operating expenses related to owned equipment operations

Total indirect expenses of $12.3 million for the nine months ended September 30, 1996, increased from $12.1 million for the same period of 1995. The variance is explained as follows:

     (a) an increase of $0.5 million in bad debt expense from 1995 levels primarily reflecting the Partnership's evaluation of collectibility of certain receivable balances;

     (b) an increase of $0.1 million in depreciation and amortization expense from 1995 levels reflecting the Partnership's acquisition of two aircraft and one mobile offshore drilling unit in the nine months ended September 30, 1996, offset by the sale or disposition of certain Partnership assets during the fourth quarter of 1995 and the first three quarters of 1996. In addition, certain aircraft are depreciated using the double-declining balance depreciation method based on the life of the lease term;

     (c) a decrease of $0.4 million in interest expense due to the paydown of debt principal due to the sale of assets.

(C) Net gain on disposition of equipment was $6.3 million for the nine months ended September 30, 1996 from the disposition of two aircraft engines, two marine vessels, 344 marine containers, 11 trailers, and 123 railcars, compared to a gain of $2.9 million in the same period of 1995 from the disposition of 360 marine containers, 196 railcars, and one marine vessel. The sale of the vessel in the first quarter of 1995 was a sales-type lease.

(D) Interest and other income decreased by $0.4 million in the first nine months of 1996 compared to 1995 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E) Equity in net income (loss) of unconsolidated special purpose entities

Equity in net income (loss) of unconsolidated special purpose entities represents the net income (loss) generated from operation of jointly-owned assets accounted for under the equity method (see Note 3 to financial statements)(in thousands).

                                                       For the nine months
                                                       ended September 30,
                                               ----------------------------------
                                                    1996              1995
                                               ----------------------------------
   Aircraft and aircraft engines               $           869   $          (127 )
   Marine vessels                                         (538 )             (93 )
   Mobile offshore drilling unit                         6,574                50

Aircraft: As of September 30, 1996, the Partnership has a partial beneficial interest in two trusts which hold four commercial aircraft, two aircraft engines, and a package of aircraft rotables. The Partnership sold its 50% investment in an aircraft engine for $1.3 million in the third quarter of 1996. The Partnership's share of revenues and expenses of the two trusts and the engine was $2.9 million and $2.0 million, respectively, for the nine months ended September 30, 1996, compared to $0.3 million and $0.4 million, respectively, during the same period of 1995. The increase in income to $0.9 million in the third quarter of 1996 compared to a loss of $0.1 million for the nine months ended September 30, 1995 was due to the sale of the aircraft engine for a gain of $0.7 million. The Partnership's share of revenue was higher in the nine months ended September 30, 1996 as compared to 1995 levels due to the two trusts acquired in September of 1995.

Marine vessels: The Partnership's share of revenues and expenses of marine vessels was $1.0 million and $1.5 million, respectively, for the nine months ended September 30, 1996, compared to $1.3 million and $1.4 million, respectively, for the same period in 1995. The increase in the loss related to marine vessels was due to higher repairs and maintenance expenses, higher marine operating expenses, and lower revenue due to lower charter rates for the nine months ended September 30, 1996 when compared to 1995 levels.

Mobile offshore drilling unit: The Partnership's share of revenues and expenses of the mobile offshore drilling unit was $7.2 million and $0.6 million, respectively, for the nine months ended September 30, 1996, compared to $1.0 million and $1.0 million, respectively, for the same period of 1995. The increase in income to $6.6 million for the nine months ended September 30, 1996, as compared to a net income of $0.1 million for the nine months ended September 30, 1995, was due to the sale of the mobile offshore drilling unit in the third quarter of 1996 with a net book value of $5.9 million for proceeds of $12.4 million at a gain of $6.5 million.

(F) Net Income

The Partnership's net income of $11.3 million for the nine months ended September 30, 1996, increased from net income of $2.9 million in the same period in 1995. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 1996, is not necessarily indicative of future periods. The Partnership distributed $8.9 million to the Limited Partners, or $0.90 per Depositary Unit in the nine months ended September 30, 1996.

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

     The Partnership has one loan outstanding with a face amount of $40.6 million with interest at 1.5% over LIBOR. The loan allows the pay down and borrowing of funds in conjunction with the sale and subsequent purchase of assets during the reinvestment phase of the Partnership. During the first year following conversion to a term loan, beginning September 30, 1996, quarterly principal payments equal to 75% of net proceeds from asset sales will be due. Beginning the second year commencing December 31, 1997, quarterly principal payments will be equal to 75% of net proceeds from asset sales from September 30, 1997, or payments equal to 9.0% of the facility balance at September 30, 1997. During the first nine months of 1996, the Partnership paid down $19.6 million of the outstanding loan balance and redrew $19.1 million.

The General Partner has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. ("AFG"), a wholly-owned subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on October 31, 1996, to expire on October 31, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG, or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of November 11, 1996, AFG had $39,032,522 in outstanding borrowings and neither the Partnership, TECAI nor any of the other programs had any outstanding borrowings.

     In October 1996, the General Partner revised the "Committed Bridge Facility" and PLM Equipment Growth Fund III is no longer included as a borrower.

(III)    Delisting of Partnership Units and Depositary Unit Repurchase Plan

The General Partner delisted the Partnership's Depositary units from the American Stock Exchange (AMEX) under the symbol GFZ on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code) the Partnership was classified as a Publicly Traded Partnership. For the past three years the Partnership has engaged in a plan to purchase up to 250,000 Depositary Units. For the nine months ended September 30, 1996, the Partnership repurchased 28,500 Depositary Units at a cost of $0.12 million. As of September 30, 1996, the Partnership has repurchased a cumulative total of 128,853 Depositary Units at a total cost of $0.92 million.

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

     The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, governmental or other regulations, and others. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner martnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

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

              None

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



                                           PLM EQUIPMENT GROWTH FUND III

                                           By: PLM Financial Services, Inc.
                                               General Partner




Date:  November 12, 1996                   By: /s/ David Davis
                                               ---------------
                                               David J. Davis
                                               Vice President and
                                               Corporate Controller