Form 10-K
period 1996-12-31
PLM EQUIPMENT GROWTH FUND III
filed 1997-03-12
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock: N/A

An index of exhibits filed with this Form 10-K is located at page 41.

Total number of pages in this report:  44

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

      (i)to acquire a diversified portfolio of long-lived, low obsolescence, high residual value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing if deemed appropriate by the General Partner. The General Partner acquires the equipment at what it believes to be below inherent values and to place the equipment on lease, or under other contractual agreements with creditworthy lessees and operators of equipment;

     (ii)to generate sufficient net operating cash flow from lease operations to meet existing liquidity requirements and to generate cash distributions to the Limited Partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (iii) to selectively sell and purchase other equipment to add to the Partnership's initial equipment portfolio. The General Partner sells equipment when it believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net operating cash flow from operations that remain after cash distributions have been made to the Partners, are used to acquire additional equipment throughout the intended seven year reinvestment phase of the Partnership;

     (iv)to preserve and protect the value of the portfolio through quality management, maintaining diversity and constantly monitoring equipment markets.

     The offering of the Units of the Partnership closed on May 11, 1989. On August 16, 1991, the Units of the Partnership began trading on the American Stock Exchange (AMEX). Thereupon, each Unitholder received a depositary receipt representing ownership of the number of Units owned by such Unitholder. The General Partner delisted the Partnership's Depositary units from the AMEX under the symbol GFZ on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. As of December 31, 1996, there were 9,871,073 depositary units (Depositary Units) outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

     During the first seven years of operations, which ended on December 31, 1996, a portion of cash flow and surplus funds have been used to purchase additional equipment and a portion will be distributed to the partners. Beginning after the Partnership's seventh year of operations, cash flow and surplus funds, if any, will not be reinvested and will be distributed to the partners. Beginning in the eleventh year of operations of the Partnership, the General Partner will commence to liquidate the assets of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events.

     Table 1, below, lists the cost of the equipment in the Partnership portfolio, and the cost of investments in unconsolidated special purpose entities as of December 31, 1996 (in thousands):

                                     TABLE 1

 Units                             Type                                     Manufacturer                    Cost
----------------------------------------------------------------------------------------------------------------------

Equipment held for operating leases:

      1    727-100QC commercial aircraft                         Boeing                                 $    5,784
      1    Dash 8-300                                            Dehavilland                                 5,748
      4    737-200 commercial aircraft                           Boeing                                     49,055
      1    DC-9-32 commercial aircraft                           McDonnell Douglas                          10,028
      1    Mobile offshore drilling unit                         Falcon Drilling Company                     9,666
  1,124    Marine containers                                     Various                                    13,145
    119    Coal cars                                             Various                                     4,788
  1,310    Tank cars                                             Various                                    30,945
    122    Over-the road dry trailers                            Stoughton and Strick                          716
     50    Refrigerated trailers                                 Various                                     1,878
    164    Intermodal trailers                                   Various                                     2,534
    112    Over-the roadrefrigerated trailers                    Various                                     2,383
                                                                                                        --------------

           Total equipment                                                                              $  136,670<F1>
                                                                                                        ==============

Investments in unconsolidated special purpose entities:

   0.56    Bulk carrier marine vessel                            Naikai Zosen, Naikai Shpbldg.          $    7,163<F2>
   0.17    Two trusts comprised of:
             Three 737-200 stage II commercial aircraft,         Boeing                                      4,706<F3>
             Two aircraft engines and                            Pratt Whitney                                 195<F3>
             portfolio of aircraft rotables                      Various                                       325<F3>
   0.17    Trust comprised of:
             Six 737-200 stage II commercial aircraft            Boeing                                      4,494<F4>

                                                                                                        --------------
           Total investments                                                                            $   16,883<F1>
                                                                                                        ==============

<F1> Includes  proceeds from capital  contributions,  operations and Partnership borrowings invested in equipment. Includes costs capitalized subsequent to the date of acquisition and equipment acquisition fees paid to PLM Transportation Equipment Corporation. All equipment was used equipment at time of purchase except for 50 marine containers and 164 dry piggyback trailers.

<F2> Jointly owned: EGF III (56%) and an affiliated partnership.

<F3> Jointly owned: EGF III (17%) and three affiliated partnerships.

<F4> Jointly owned: EGF III (17%) and three affiliated partnerships.



The equipment is generally leased under operating leases with terms of one to seven years. Some of the Partnership's marine vessels and marine containers are leased to operators of utilization-type leasing pools which may include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

     At December 31, 1996, all of the Partnership's trailer equipment is operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly.

     The lessees of the equipment include, but are not limited to: DHL Airways, Inc., Continental Airlines, Inc., Canadian Airlines International, and Time Air, Inc. As of December 31, 1996, all of the equipment was on lease or in rental yards except 32 marine containers and 67 tank cars.

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

     The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, General Electric Capital Aviation Services Corporation, and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Partnership invests in transportation-related capital equipment and in "relocatable environments." "Relocatable environments" refers to capital equipment constructed to be self-contained in function but transportable, an example of which includes a mobile offshore drilling unit. A general distinction can be drawn between equipment used for the transport of materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials.

The following describes the markets for the Partnership's equipment:

(1)   Commercial aircraft

The market for commercial aircraft continued to improve in 1996 representing two consecutive years of growth and profits in the airline industry. The $5.7 billion in net profits recorded by the World's top 100 airlines in 1995 grew to over $6 billion in 1996. The profits are a result of the continued management emphasis on costs. The demand for ever lower unit costs by airline managements has caused a significant reduction of surplus used Stage II and Stage III commercial aircraft. The result is a return to supply/demand equilibrium. On the demand side, passenger traffic is improving, cargo movement is up, and load factors are generally higher across the major markets.

         These changes are reflected in the performance of the world's 62 major airlines that operate 60% of the world airline fleet but handle 78% of world passenger traffic. Focusing on the supply/demand for Partnership-type narrowbody commercial aircraft, there were 213 used narrowbody aircraft available at year end 1995. In the first ten months of 1996 this supply was reduced to 119 narrowbody aircraft available for sale or lease. Forecasts for 1997 see a continuing supply/demand equilibrium due to air travel growth and balanced aircraft supply.

         The Partnership's narrowbody fleet is primarily late-model (post 1974) Boeing 737-200 Advanced aircraft. There are a total of 939 Boeing 737-200 aircraft in service, with 219 built prior to 1974. Independent forecasts estimate that 250 total 737-200's will be retired, leaving approximately 700 aircraft in service after 2003. The forecasts regarding hushkits estimate that half of the 700 Boeing 737-200s will be hushed to meet Stage III noise levels. The Partnership's aircraft are all prospects for Stage III hushkits due to their age, hours, cycles, engine configurations, and operating weights.

         Independent projections for the Boeing 727 aircraft indicate that there are 1,050 in service, with 299 built prior to 1974. The Partnership has one pre-1974 model 727-100, which is expected to be retired prior to 2003. The current strategy is to optimize its remaining value based on the present value of lease cash flows and projected residuals.

         The Partnership's DC-9-32 is a late-model aircraft. There are 663 DC-9-30/40/50 series aircraft in service and 437 built prior to 1974. Independent forecasts estimate that 300 older DC-9 aircraft will be retired by the year 2003. The remaining fleet will total approximately 350 aircraft, and most of these aircraft will be hushed to Stage III. The aircraft will remain in active airline service. The lessees are likely to be secondary airlines operating in markets outside the United States.

(2)   Aircraft Engines

The demand for spare engines has increased as a result of the air travel industry's expansion over the last two years. The most significant area of increase is in the Pratt & Whitney Stage II JT8D engine which powers many of the Partnership's Stage II commercial aircraft. Today there are over 3000 Stage II commercial jets in service. In December 1993 there were 288 Stage II narrowbody aircraft available for sale or lease. As of October 1996, the number of available Stage II narrowbodies was only 107 aircraft. The increase in the Stage II fleet has placed over 450 engines back into service. This level of demand has placed a premium on spare JT8D engines and resulted in a good leasing market for available engines. The Partnership's spare engines will all be re-leased or sold over the next two years during this market cycle.

(3)   Aircraft Rotables

Aircraft rotables are replacement spare parts held in inventory by an airline. These parts are components that are removed from an aircraft or engine, undergo overhaul, and are recertified and refit to the aircraft in an "as new" condition. Components, or rotables, carry specific identification numbers allowing each part to be individually tracked. The types of rotables owned and leased by the Partnership include landing gear, certain engine components, avionics, auxiliary power units (APUs), replacement doors, control surfaces, pumps, valves, and other comparable equipment. Generally a rotable has a useful life that is either measured in terms of time in service or number of cycles (takeoffs and landings). While there are no specific guidelines that apply to the time or cycles between overhauls for rotable equipment, there is no limitation on the number of times a rotable may be overhauled and recertified. The component will be overhauled until the cost of such overhaul becomes uneconomic relative to the unit's replacement cost.

         The Partnership's rotable parts will be available for sale or lease in 1997. Rotables generally reflect the market conditions of the aircraft they support which for the Partnership, are Boeing 737-300/400/500 and the Boeing 737-200 Advanced aircraft. Independent forecasts for 1997 indicate a supply/demand equilibrium for these aircraft types.

(4)   Marine Containers

At the end of 1995, the consensus of industry sources was that 1996 would see both higher container utilization and strengthening of per diem lease rates. Such was not the case, as there was no appreciable cyclical improvement in the container market following the traditional winter slowdown. Industry utilization continues to be under pressure, with per diem rates being impacted as well.

     A substantial portion of the Partnership's containers are on long-term utilization leases which were entered into with Trans Ocean Leasing as lessee. The industry has seen a major consolidation, as Transamerica Leasing, late in the fourth quarter of 1996, acquired Trans Ocean Leasing. Transamerica Leasing is the second largest container leasing company in the world. Transamerica Leasing is the substitute lessee for Trans Ocean Leasing. Long term, such industry consolidation should bring more rationalization to the market and result in higher utilization and per diem rates.

(5)   Pressurized Tank Cars

These cars are used primarily in the petrochemical and fertilizer industries. They transport liquefied petroleum gas (LPG) and anhydrous ammonia. The utilization rate on the Partnership's fleet of pressurized tank cars was over 98% during 1996. Independent forecasts show the demand for natural gas growing during 1997 to 1999, as the developing world, former Communist countries and the industrialized world all increase their demand for energy. The fertilizer industry was undergoing a rapid restructuring toward the end of 1996 after a string of major mergers, which began in 1995. These mergers reduce the number of companies that use pressurized tank cars for fertilizer service. Whether or not the economies of the mergers allow the total fleet size to be reduced remains to be seen.

(6)   General Purpose Tank Cars

General purpose, or nonpressurized, tank cars are used to transport a wide variety of bulk liquid commodities such as petroleum fuels, lubricating oils, vegetable oils, molten sulphur, corn syrup, asphalt, and specialty chemicals. Demand for general purpose tank cars in the Partnership fleet has remained healthy over the last two years, with utilization remaining above 98%. Independent projections show the demand for petroleum growing during 1997 to 1999, as the developing world, former Communist countries, and the industrialized world all increase their demand for energy. Chemical carloadings for the first 40 weeks of 1996 were up one tenth of one percent (0.1%) as compared to the same period in 1995.

(7)   Coal Cars

The 120 aluminum-bodied coal cars are leased to the Chicago & North Western Transportation Company (now the Union Pacific) on a net lease through the year 2001.

(8)  Marine Vessels

The Partnership owns a 56% interest in an entity that owns a dry bulk vessel, which is traded in worldwide markets and carries commodity cargoes.

The freight rates in the dry bulk shipping market are dependent on the balance of supply and demand for shipping commodities and trading patterns for such dry bulk commodities. In 1995, dry bulk shipping demand was robust (growing at 5% over 1994), and there was a significant infusion of new vessel tonnage, especially late in the year, causing some decline in freight rates after a peak in midyear. The slide in freight rates continued in the first half of 1996, as new tonnage was delivered and shipping demand slipped from the high growth rates of 1995. In the third quarter of 1996, there was a significant acceleration in the drop of freight rates, primarily caused by the lack of significant grain shipment volumes and the infusion of new tonnage. The low freight rates induced many ship owners to scrap older tonnage and to defer or cancel newbuilding orders. In the fourth quarter, a strong grain harvest worldwide gave the market new strength, and freight rates recovered to the levels experienced in early 1996, but not to 1995 levels. Overall, 1996 was a soft year for shipping, with dry bulk demand growing only 1.8% and the dry bulk fleet growing 3% in tonnage. The outlook for 1997 shows an expected improvement in demand, with growth at 2.4%, but a high orderbook remains. Even so, 1997 is expected to be a soft year with relatively low freight rates; however, prospects may be strengthened by the continued scrapping of older vessels in the face of soft rates and the deferment or canceling of orders.

Independent forecasts show that the long-term outlook (past 1997) should bring improvement in freight rates earned by vessels; however, this is dependent on the supply/demand balance and stability in growth levels. The newbuilding orderbook currently is slightly lower than at the end of 1995 in tonnage. Shipyard capacity is booked through late 1998; however, it remains to be seen how many of these orders will actually be fulfilled. Historically, demand has averaged approximatley 3% annual growth, fluctuating between flat growth and 6% annually. With predictable long-term demand growth, the long-term outlook depends on the supply side, which is affected by interest rates, government shipbuilding subsidy programs, and prospects for reasonable capital returns in shipping.

(9)   Mobile Offshore Drilling Unit (Rig)

Worldwide demand for rigs in 1996 increased in all sectors of the business over the demand levels experienced in 1995 and 1994. This increase in demand spread over all geographic regions of offshore drilling; it also affected all equipment types in the offshore drilling sector (both jack-up rigs and floating rigs). This increase in demand, without any increase in supply of rigs, gave increased utilization and higher contract day rates in the market. The improvement in the market can be attributed to a number of factors, but primarily it can be associated with continued growth worldwide in the use of oil and natural gas for energy. Stable prices at moderate levels have encouraged such growth, while providing adequate margins for oil and natural gas exploration and production development.

         The jack-up rig sector, in which the General Partner has participated for several years, comprises approximately 70% of the offshore drilling market. Overall, demand for jack-up rigs increased approximately 4%, from 264 rig-years in 1995 to 274 rig-years in 1996; the Gulf of Mexico accounted for approximately 123 rig-years. As measured by utilization, demand for jack-ups increased from 81% in 1995 to 89% in 1996. Higher utilization provided the impetus for jack-up contract day rates to double for most jack-up types, which led to increased asset values. Three jack-ups were on order at the end of 1996; however, there is not a general trend toward ordering. The majority of capital in the industry is being directed to upgrading existing equipment.

         The most significant trend in 1996 was the continued consolidation of the offshore drilling industry. Five major mergers of offshore drilling contractors occurred in 1996, leading to a more controlled and stable market in which higher levels of day rates may be maintained. The consolidation of rig ownership into fewer hands has a recognizable effect on stabilizing day rates in times of lower utilization and on quicker improvement in times of increasing utilization.

         Demand for jack-up rigs is projected by industry participants to continue to increase through 1997, with no significant increases in rig supply. Day rates are not yet at levels sufficiently high to justify the widespread ordering of new equipment.

(10)  Intermodal Trailers

The robust intermodal trailer market that began four years ago began to soften in 1995 and reduced demand continued in 1996. Intermodal trailer loadings were flat in 1996 from 1995's depressed levels. This lack of growth has been the result of many factors, ranging from truckload firms aggressively recapturing market share from the railroads through aggressive pricing to the continuing consolidation activities and asset efficiency improvements of the major U.S. railroads.

         All of these factors helped make 1996 a year of equalizing equipment supply, as railroads and lessors were pressured to retire older and less efficient trailers. The two largest suppliers of railroad trailers reduced the available fleet in 1996 by over 15%. Overall utilization for intermodal trailers, including the Partnership's fleet, was lower in 1996 than in previous years.

(11)  Over-The-Road Dry Trailers

The over-the-road dry trailer market was weak in 1996, with utilization down 15%. The trailer industry experienced a record year in 1994 for new production, and 1995 production levels were similar to 1994. However, in 1996, the truck freight recession, along with an overbuilding situation, contributed to 1996's poor performance. The year 1996 had too little freight and too much equipment industrywide.

(12)  Over-The-Road Refrigerated Trailers

The Partnership experienced fairly strong demand levels in 1996 for its refrigerated trailers. With over 25% of the fleet in refrigerated trailers, the Partnership, PLM, and other Partnerships combined are the largest supplier of short-term rental refrigerated trailers in the United States.

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

ITEM 2.       PROPERTIES

     The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1996, the Partnership owned a portfolio of transportation equipment as described in Part I, Table 1.

     The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.       LEGAL PROCEEDINGS

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT
              MATTERS

The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) under the symbol GFZ on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code), the Partnership was classified as a Publicly Traded Partnership. As of February 28, 1997 there were 9,871,073 Depositary Units outstanding. There are approximately 12,500 Depositary Unitholders of record as of the date of this report. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation would mean the Partnership itself would become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and at the investor level to the extent that income would have become distributed to an investor. In addition, the General Partner believed that the trading price of the Depositary Units would have been distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner delisted the Partnership's Depositary Units from the AMEX. While the Partnership's Depositary Units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

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


                      (This space intentionally left blank)

     Table 2, below, sets forth the high and low reported prices of the Partnership's Depositary Units for 1996 and 1995, as reported by the AMEX as well as cash distributions paid per Depositary Unit.

                                     TABLE 2

                                                                            Cash
                                                                        Distributions
                                                                          Paid Per
                                                   Reported Trade        Depositary
                                                       Prices               Unit
                                              -----------------------------------------

   Calendar Period                                High           Low

   1996

   1st Quarter<F1>                             $   5.25        $  3.88        $   0.40
   2nd Quarter                                 $     --        $    --        $   0.25
   3rd Quarter                                 $     --        $    --        $   0.25
   4th Quarter                                 $     --        $    --        $   0.25

   1995

   1st Quarter                                 $   8.38        $  7.00        $   0.40
   2nd Quarter                                 $   8.63        $  7.31        $   0.40
   3rd Quarter                                 $   8.13        $  6.63        $   0.40
   4th Quarter                                 $   7.00        $  4.56        $   0.40



<F1> The General Partner  delisted the  Partnership's  depositary units from the
     American Stock Exchange (AMEX) under the symbol GFZ on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.




     The Partnership has engaged in a plan to repurchase up to 250,000 Depositary Units. During the period from January 1, 1996, to December 31, 1996, the Partnership repurchased 28,500 Depositary Units at a total cost of $0.12 million.

ITEM 6.  SELECTED FINANCIAL DATA

     Table 3, below, lists selected financial data for the Partnership:

                                     TABLE 3

                               For the years ended
                  December 31, 1996, 1995, 1994, 1993, and 1992
                 (thousands of dollars, except per unit amounts)

                                                     1996            1995            1994             1993            1992
                                                 -------------------------------------------------------------------------------

     Operating results:
       Total revenues                            $   25,886      $   28,055      $   40,247       $   42,149        $  43,722
       Net gain on disposition
         of equipment                                 6,450           2,936           2,863            1,707            1,081
       Loss on revaluation of
         equipment                                       --              --          (1,082 )            (92 )         (8,292 )
       Equity in net income of unconsolidated
          special purpose entities                    6,864              --              --               --               --
       Net income (loss)                              9,760           2,706             252             (241 )        (11,248 )

     At year-end:
       Total assets                              $   78,651      $   83,317      $   98,779       $  117,531        $ 132,043
       Total liabilities                             50,638          52,980          54,028           56,031           53,232
       Notes payable                                 40,284          41,000          41,000           40,866           40,865

     Cash distributions                          $   11,964      $   16,737      $   16,811       $   16,829        $  22,106

     Cash distributions which
       represent a return of capital             $    2,204      $   14,031      $   15,970       $   15,988        $  21,001

     Per weighted average Depositary Unit:

     Net income (loss)                           $     0.93<F1>  $     0.19<F2>  $    (0.06 )<F3> $    (0.11 )<F4>  $   (1.24 )<F5>


     Cash distributions                          $     1.15      $     1.60      $     1.60       $     1.60        $    2.10

     Cash distributions which
       represent a return of capital             $     0.22      $     1.41      $     1.60       $     1.60        $    2.10


<F1> After reduction of $0.1 million ($.01 per weighted average Depositary Unit)
     resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets. (See Note 1 to the financial statements.)

<F2> After reduction of $0.7 million ($.07 per weighted average Depositary Unit)
     resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets. (See Note 1 to the financial statements.)

<F3> After reduction of $0.8 million ($.08 per weighted average Depositary Unit)
     resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets. (See Note 1 to the financial statements.)

<F4> After reduction of $0.9 million ($.09 per weighted average Depositary Unit)
     resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets. (See Note 1 to the financial statements.)

<F5> After  reduction of $1.2 million  ($0.12 per  weighted  average  Depositary
     Unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets. (See Note 1 to the financial statements.)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of PLM Equipment Growth Fund III (the Partnership). The following discussion and analysis of operations and risks focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

Results of Operations - Factors Affecting Performance

(A) Re-leasing and Repricing Activity

     The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall market conditions, regulations of many kinds concerning the use of the equipment, and others. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent one can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing exposure in 1996 primarily in its aircraft, marine vessels, marine container, trailer-, and railcar.

     (1) Aircraft: Aircraft contribution decreased from 1995 to 1996 due to the off-lease status of a Boeing 737-200 aircraft that is being remarketed. All other aircraft investments were on lease for the entire year.

     (2) Marine vessels: The Partnership's partially owned marine vessel is operated in a pooled operation. Effective in the third quarter of 1996, the lease of this marine vessel reached the end of that period of the lease term in which rents were paid on a fixed daily rate, and began a new portion of the lease term in which the fixed daily rate was reduced by approximately 14%.

         (3) Marine Containers: The majority of the Partnership's marine container portfolio is operated in utilization-based leasing pools and as such is highly exposed to repricing activity. The Partnership's marine container contributions declined from 1995 to 1996, due to soft market conditions that caused a decline in re-leasing activity.

     (4) Trailers: All of the Partnership's trailer portfolio operates in short-term rental facilities or short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contribution from the Partnership's trailers operated in short-term rental facilities and the short-line railroad system declined from 1995 to 1996, due to soft market conditions that caused a decline in re-leasing activity.

     (5) Railcars: The majority of the Partnership's railcar equipment remained on-lease throughout the year, and thus was not adversely affected by re-leasing and repricing exposure.

(B)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment, represents a reduction in the size of the equipment portfolio, and will result in a reduction of net contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases can result not only in reductions in net contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession, legal fees, etc.

     (1) Liquidations: During 1996, the Partnership sold its 45% interest in an entity that owns a mobile offshore drilling unit, 50% investment in an entity that owns an aircraft engine, 397 marine containers, two aircraft eingines, two vessels, 143 railcars, and 11 trailers. A portion of the proceeds from the sale of this equipment was used to repay part of the Partnership's original outstanding debt of $41 million. The other portion of the proceeds was used to purchase three aircraft and one mobile offshore drilling unit.

     (2) Nonperforming Lessees: In 1996, the General Partner repossessed an aircraft, due to the lessee's inability to pay for outstanding receivables. The Partnership established reserves of approximately $1.3 million against invoices due to the General Partner's determination that ultimate collection of this rent is uncertain. Other equipment, such as trailers and containers, experienced minor nonperforming lessees, which had no significant impact on the performance of the Partnership.

(C)  Reinvestment Risk

During the first seven years of operations, the Partnership invested surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Pursuant to the Partnership agreement, the Partnership may no longer reinvest in additional equipment beginning in 1997. Subsequent to the end of the reinvestment period which concluded on December 31, 1996, the Partnership will continue to operate for an additional three years, then begin an orderly liquidation over an anticipated two-year period.

     During the year, the Partnership received proceeds from equipment disposals of approximately $13.8 million. In addition, the Partnership received proceeds of approximately $16.5 million from the sale of investments in special purpose entities which own equipment. The Partnership reinvested approximately $20.2 million in three aircraft, $9.7 million in one mobile offshore drilling unit, and $0.7 million in capital repairs to pressure and non-pressure tank cars and trailers.

(D)  Equipment Valuation

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1996.

     As of December 31, 1996, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including equipment owned by unconsolidated special purpose entities to be approximately $106.2 million.

Financial Condition - Capital Resources, and Liquidity

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

     For the year ended December 31, 1996, the Partnership generated sufficient funds to meet its operating obligations, but used undistributed available cash from prior periods of approximately $4.1 million to maintain the current level of distributions (total of $12 million in 1996) to the partners.

     The Partnership has notes outstanding with a face amount of $40.3 million with interest at 1.5% over LIBOR. The loan allowed the pay down and borrowing of funds in conjunction with the sale and subsequent purchase of assets during the reinvestment phase of the Partnership. During the first 15 months following conversion to a term loan, which began on September 30, 1996, quarterly principal payments equal to 75% of net proceeds from asset sales will be due. Beginning the year commencing December 31, 1997, quarterly principal payments will be equal to 75% of net proceeds from asset sales from September 30, 1997, or payments equal to 9.0% of the facility balance at September 30, 1997. During 1996, the Partnership paid down $19.9 million of the outstanding loan balance as a result of asset sales and redrew $19.1 million to purchase other equipment.

     The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

Results of Operations - Year to Year Detail Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1996 and 1995

(A) Owned equipment operations

Lease revenues less direct expenses (repairs and maintenance, marine equipment operating expense, and asset specific insurance) on owned equipment decreased for the year ended 1996 when compared to the same period of 1995. The following table presents results by owned equipment type (in thousands):

                                                      For the year ended
                                                         December 31,
                                               --------------------------------
                                                    1996              1995
                                               --------------------------------
   Aircraft and aircraft engines               $         3,688   $         4,809
   Marine vessels                                          926             1,465
   Trailers                                              1,748             1,666
   Rail equipment                                        4,976             4,745
   Marine containers                                     1,482             1,848
   Mobile offshore drilling unit                           701                --

Aircraft: Aircraft lease revenues and direct expenses were $5.0 million and $1.3 million, respectively, for the year ended December 31, 1996, compared to $4.7 million and $0.1 million, respectively during the same period of 1995. The decrease in net contribution was due to $1.1 million in repairs on one aircraft to prepare it for re-lease and the off-lease status of this aircraft during the third quarter of 1996;

Marine vessels: Marine vessel lease revenues and direct expenses were $1.4 million and $0.4 million, respectively, for the year ended December 31, 1996, compared to $2.7 million and $1.2 million, respectively during the same period of 1995. The decrease of net contribution was due to the sale of one marine vessel during the second quarter of 1995 and the sale of two marine vessels during the third quarter of 1996;

Trailers: Trailer lease revenues and direct expenses were $2.1 million and $0.4 million, respectively, for the year ended December 31, 1996, compared to $1.9 million and $0.2 million, respectively during the same period of 1995. The trailer fleet decreased as of the year ended December 31, 1996, compared to the same period of 1995 due to the disposition of trailers during 1996. However, over the past twelve months the number of trailers in the PLM affiliated short-term rental yards has increased due to term leases which expired. These trailers are now earning a higher lease rate while in the rental yards compared to the fixed term leases thus increasing net contribution;

Rail equipment: Railcar lease revenues and direct expenses were $7.8 million and $2.8 million, respectively, for the twelve months ended 1996, compared to $7.8 million and $3.1 million, respectively during the same quarter of 1995. The increase in railcar contribution resulted from running repairs required on certain railcars in the fleet during 1995 which were not needed during 1996;

Marine containers: Marine container lease revenues and direct expenses were $1.5 million and $12,144, respectively, for the twelve months ended December 31, 1996, compared to $1.9 million and $27,185, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.7 million and $18,606, respectively, for the year ended December 31, 1996. The Partnership acquired and placed into lease service one mobile offshore drilling unit in the third quarter of 1996.

(B)  Indirect operating expenses related to owned equipment operations

Total indirect expenses of $18.1 million for the twelve months ended December 31, 1996, increased from $16.1 million for the same period of 1995. The variance is explained as follows:

     (a) an increase of $1.8 million in depreciation and amortization expense from 1995 levels reflecting the Partnership's depreciation on the purchase of $28.5 million of new equipment, offset by the sale or disposition of certain Partnership assets during 1995 and 1996;

     (b) an increase of $0.4 million in bad debt expense from 1995 levels primarily reflecting the Partnership's evaluation of collectibility of certain receivable balances;

     (c) an increase of $0.1 million in aircraft inspection expense on one aircraft before it can be re-leased;

     (d) a decrease of $0.4 million in interest expense due to the paydown of debt principal due to the sale of assets.

(C) Net gain on disposition of equipment was $6.5 million for the year ended December 31, 1996, from the disposition of two aircraft engines, two marine vessels, 397 marine containers, 11 trailers, and 143 railcars. These assets had an aggregate net book value of $8 million and were sold or liquidated for proceeds of $14.5 million. Net gain on disposition of equipment totaled $2.9 million in the same period of 1995 from the disposition of 462 marine containers, 204 railcars, and 1 marine vessel. These assets had an aggregate net book value of $5.5 million and were sold or liquidated for proceeds of $8.4 million which included proceeds of $5 million from a marine vessel related to the sales-type lease.

(D)  Interest  and other  income  decreased  by $0.8  million for the year ended
December 31, 1996 compared to 1995 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E) Equity in net income (loss) of unconsolidated special purpose entities

Equity in net income (loss) of unconsolidated special purpose entities represents the net income (loss) generated from operation of jointly-owned assets accounted for under the equity method (see Note 3 to financial statements)(in thousands).

                                                     For the twelve months
                                                      ended December 31,
                                               ----------------------------------
                                                    1996              1995
                                               ----------------------------------
   Aircraft and aircraft engines               $           901   $          (154 )
   Marine vessels                                         (611 )              13
   Mobile offshore drilling unit                         6,574                 1


Aircraft and aircraft engines: The Partnership's share of aircraft revenues and expenses were $3.6 million and $2.7 million, respectively, for 1996, compared to $1.1 million and $1.2 million, respectively, during 1995. As of December 31, 1996, the Partnership has a partial beneficial interest in three trusts which hold nine commercial aircraft, two aircraft engines, and a package of aircraft rotables. The increase in income to $0.9 million for the year ended December 31, 1996 compared to a loss of $0.15 million for the year ended December 31, 1995, was due to the Partnership's sale of its 50% investment in an entity which owns an aircraft engine in the third quarter of 1996, resulting in $0.7 million in net gains, and $0.7 million of net income. In addition, the Partnership's share of revenue was higher in the year ended December 31, 1996, as compared to 1995 levels due to the three trusts having been acquired in September of 1995.

Marine vessels: The Partnership's share of revenues and expenses of marine vessels was $1.4 million and $2.0 million, respectively, for the year ended December 31, 1996, compared to $1.9 million and $1.9 million, respectively, for the same period in 1995. The loss of $0.6 milion for the year ended December 31, 1996, related to marine vessels was caused by lower revenue for the year ended December 31, 1996, due to lower charter rates when compared to 1995 levels and higher marine operating expenses for the year ended December 31, 1996, when compared to 1995 levels.

Mobile offshore drilling unit: The Partnership's share of revenues and expenses of the mobile offshore drilling unit was $7.2 million and $0.6 million, respectively, for the year ended December 31, 1996, compared to $1.3 million and $1.3 million, respectively, for the same period of 1995. The increase in income to $6.6 million for the twelve months ended December 31, 1996 was due to the sale of the Partnership's investment in an entity which owns a mobile offshore drilling unit in the third quarter of 1996 for a gain of which the Partnership's share was $6.5 million.

(F) Net Income

The Partnership's net income of $9.8 million for the year ended December 31, 1996, increased from net income of $2.7 million in the same period in 1995. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 1996, is not necessarily indicative of future periods. The Partnership distributed $11.4 million to the Limited Partners, or $1.15 per weighted average Depositary Unit in the twelve months ended December 31, 1996.

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

     (1) Lease revenue decreased to $23.4 million in 1995 from $36.2 million in 1994. The decline was due to the following (in thousands):

                                                        For the year ended December
                                                                    31,
                                                          1995               1994
                                                       ------------------------------
   Marine vessels                                      $    4,619         $   15,210
   Rail equipment                                           7,832              7,990
   Aircraft                                                 5,799              7,504
   Trailers and tractors                                    1,944              1,502
   Mobile offshore drilling unit                            1,299              1,727
   Marine containers                                        1,875              2,292
                                                       ===============================
                                                       $   23,368         $   36,225
                                                       ===============================

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

     (f) Trailer revenues increased due to the acquisition of 164 trailers in 1994 which were placed in the short-term intermodal trailer leasing operation and earned approximately $0.4 million in 1995.

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

(1) Direct operating expenses (defined as repairs and maintenance, insurance, and marine equipment operating expenses, and repositioning expense) decreased to $5.6 million in 1995 from $16.0 million in 1994. This change resulted from:

     (a) A decrease of $2.0 million in repairs and maintenance expenses from 1994 levels due to the sale of two marine vessels during 1994, and the sale of one vessel in the first quarter of 1995, coupled with a fleet of coal cars converting to a net lease, where the lessee is responsible for payment of the repairs, during 1994;

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

(C)  Net Income

The Partnership's net income increased to $2.7 million in 1995, from a net income of $0.3 million in 1994. The Partnership's ability to acquire, operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership, is subject to many factors and the Partnership's performance in 1995 is not necessarily indicative of future periods. For the year ended December 31, 1995, the Partnership distributed $15.9 million to the Limited Partners, or $1.60 per weighted average Depositary Unit.

Geographic Information

The Partnership operates its equipment in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks as follows: Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the Financial Statements, Note 4 for information on the revenues, income, and assets in various geographic regions.

     Revenues and net operating income by geographic region are impacted by the time period the asset is owned and on/off-lease status and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges which are greatest in the early years due to the General Partner's decision to use the 200% declining balance method of depreciation. The relationships of geographic revenues, net income (loss) and net book value are expected to significantly change in the future as equipment is sold in equipment in various equipment markets and geographic areas. An explanation of the current relationships is presented below:

     The Partnership's equipment leased to Canadian domiciled lessees consists of railcars, and an aircraft owned by an entity in which the Partnership has an interest. Revenues in Canada accounted for 19% of total revenues while these operations accounted for $2.3 million of the $9.8 million of the net operating income for the entire Partnership. The net operating income generated in Canada was created by the railcar operations due to high utilization throughout the year of 1996. The net operating income was partially offset by net operating loss from the aircraft leased in Canada due to the use of an accelerated depreciation method. As the depreciation recorded by the Partnership declines in future periods the aircraft is expected to generate net operating income for the Partnership.

     The Partnership's equipment on lease to U.S. domiciled lessees accounted for 33% of the revenues generated by owned and partially owned equipment while net operating income accounted for $1.64 million in profits versus $9.8 million for the entire Partnership. The primary reason for this relationship is the fact that the Partnership depreciates its rail equipment over a fifteen year period versus twelve years for other equipment types owned and leased in other geographic regions. Since railcars make up 23% of the equipment, on an original cost basis, and 56% of the revenues generated in the United States, it is expected that this relationship of revenue to net operating income will continue into the near future for this geographic region, as long as additional equipment types are not added to the equipment mix. The trailers leased to U.S. domiciled lessees are expected to become profitable in the near future, as the revenue from the trailers exceeds the operating costs, and the depreciation recorded by the Partnership declines in future periods.

     European operations consist of three owned aircraft and an interest in two trusts that own three aircraft, two aircraft engines and aircraft rotables that are generating revenues, which accounted for 13% of combined equipment revenues. The net loss generated by this equipment accounted for $0.5 million in 1996 due to shorter depreciation life. As the depreciation recorded by the Partnership declines in future periods the aircraft is expected to generate net operating income for the Partnership.

     Asian operations consist of two aircraft at the end of 1996. During 1996, revenues of these aircraft and the two sold aircraft engines accounted for 9% of total revenues while these operations accounted for $2.8 million net operating loss versus $9.8 million of the net operating income for the entire Partnership. The net operating loss incurred was due to one aircraft being off-lease since the third quarter of 1996 and the establishment of reserves of approximately $1.3 million against invoices for this aircraft due to the General Partner's determination that ultimate collection of this rent is uncertain. The Partnership is in the process of repossessing this aircraft and it will be marketed for re-lease. In addition, two aircraft engines were sold during 1996 for a loss of $0.1 million to the Partnership.

     The partially owned marine vessel and the two sold marine vessels, which were leased in various regions accounted for 12% of the revenues and 57% of the net operating income for 1996. During 1996, the Partnership sold two vessels and generated gains of $5.3 million. The Partnership's 56% investment in an entity which owns a marine vessel earned revenues of $1.4 million in 1996 and generated $0.6 million in net loss.

     The mobile offshore drilling units, which were leased in various regions in 1996 accounted for 6% of the revenues and $6.4 million of the net operating income. The net operating income generated was due to the partially owned mobile offshore drilling unit being sold during the third quarter of 1996 for a gain of $6.5 million. The owned mobile offshore drilling unit earned revenues of $0.72 million and generated $0.2 million in net loss primarily due to the use of an accelerated depreciation method.

Inflation

There was no significant impact on the Partnership's operations as a result of inflation during 1996, 1995, or 1994.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnership's actual results could differ materially from those discussed here.

Outlook for the Future

Since the Partnership is in its holding or passive liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

     The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal on debt, and pay cash distributions to the investors.

(A)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(B) Distributions

Pursuant to the Limited Partnership Agreement, the Partnership will cease to reinvest in additional equipment beginning 1997. The General Partner will pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive, in the period prior to the final liquidation of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used-equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

     As of the first quarter of 1996, the cash distribution rate was reduced to more closely reflect current and expected net cash flows from operations.
Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership to the point where reductions in distribution levels were necessary. In addition, with the Partnership expected to enter the active liquidation phase in the near future, the size of the Partnership's remaining equipment portfolio, and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in potential special distributions to Unitholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements for the Partnership are listed in the Index to Financial Statements and Financial Statement Schedules included in Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.





                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

        As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        61                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Douglas P. Goodrich                    50                  Director and Senior Vice President, PLM
                                                           International; Director and President, PLM Financial
                                                           Services, Inc.; Senior Vice President PLM
                                                           Transportation Equipment Corporation; President, PLM
                                                           Railcar Management Services, Inc.

Walter E. Hoadley                      80                  Director, PLM International, Inc.

Robert L. Pagel                        60                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     62                  Director, PLM International, Inc.

Robert N. Tidball                      58                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     48                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        50                  President, PLM Investment Management, Inc.; and PLM
                                                           Securities Corp.; Vice President, PLM Financial
                                                           Services, Inc.

David J. Davis                         40                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          42                  President, PLM Railcar Management Services Canada
                                                           Limited.

Steven O. Layne                        42                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President and Director, PLM
                                                           Worldwide Management Services, Ltd.

Stephen Peary                          48                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

Thomas L. Wilmore                      54                  Vice President, PLM Transportation Equipment
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

     Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Director and President of PLM Financial Services in June, 1996, and appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

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

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company.

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

     Stephen M. Bess was appointed President of PLM Securities, Corp. in June, 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services, Ltd. in September, 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

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

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership has no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distribution of the Partnership. At December 31, 1996, no investor was known by the General Partner to beneficially own more than 5% of the Depositary Units of the Partnership.

     (b) Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates own any Units of the Partnership as of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with Management and Others

         During 1996, management fees to IMI were $1.0 million. In 1996, the Partnership paid or accrued lease negotiation and equipment acquisition fees of $1.6 million to PLM Transportation Equipment Corporation. The General Partner and its affiliates were reimbursed $0.7 million for administrative and data processing services performed on behalf of the Partnership in 1996.

              During 1996, the unconsolidated special purpose entities (USPE's) paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees -$0.2 million; administrative and data processing services - $0.1 million. The unconsolidated special purpose entities also paid TEI $0.1 million for insurance coverages during 1996.

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

         24.        Powers of Attorney.

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


Date:  February 28, 1997                PLM EQUIPMENT GROWTH FUND III
                                        PARTNERSHIP

                                        By:      PLM Financial Services, Inc.
                                                 General Partner



                                        By:      /s/ Douglas P. Goodrich
                                                 -------------------------
                                                 Douglas P. Goodrich
                                                 President & Director



                                        By:      /s/ David J. Davis
                                                 -------------------------
                                                 David J. Davis
                                                 Vice President and
                                                 Corporate Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                                Capacity                        Date


*___________________
J. Alec Merriam                  Director - FSI                   March 4, 1997


*___________________
Robert L. Pagel                  Director - FSI                   March 4, 1997







* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Stephen Peary
-------------------
Stephen Peary
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                       Page

Report of Independent Auditors                                           27

Balance sheets as of December 31, 1996 and 1995                          28

Statements of income for the years ended December 31,
     1996, 1995, and 1994                                                29

Statements of changes in partners' capital for
     the years ended December 31, 1996, 1995, and
     1994                                                                30

Statements of cash flows for the years ended December 31,
     1996, 1995, and 1994                                                31

Notes to financial statements                                         32-40


All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Partners
PLM Equipment Growth Fund III:



We have audited the accompanying balance sheets of PLM Equipment Growth Fund III as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund III as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
----------------------------

SAN FRANCISCO, CALIFORNIA
February 28, 1997

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,
                            (in thousands of dollars)



                                     ASSETS

                                                                            1996                 1995
                                                                        -----------------------------------

   Equipment held for operating leases, at cost                          $  136,670            $ 130,132
     Less accumulated depreciation                                          (78,607 )            (84,207 )
                                                                         ---------------------------------
                                                                             58,063               45,925
   Equipment held for sale                                                       --                  475
                                                                         ---------------------------------
     Net equipment                                                           58,063               46,400

   Cash and cash equivalents                                                  1,414                3,243
   Restricted cash and marketable securities                                  5,966                5,660
   Investments in unconsolidated special purpose entities                    11,138               20,820
   Accounts and notes receivable, net of allowance for doubtful
     accounts of $1,381 in 1996 and $569 in 1995                              1,515                2,242
   Net investment in sales-type lease                                            --                4,518
   Prepaid expenses                                                              64                   74
   Deferred charges, net of accumulated amortization
     of $800 in 1996 and $2,159 in 1995                                         491                  360
                                                                         ---------------------------------
       Total assets                                                      $   78,651            $  83,317
                                                                         =================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Accounts payable and accrued expenses                                 $    1,505            $   1,355
   Due to affiliates                                                          1,297                1,499
   Note payable                                                              40,284               41,000
   Lessee deposits and reserves for repairs                                   7,552                9,126
                                                                         ---------------------------------
       Total liabilities                                                     50,638               52,980

   Partners' capital:

   Limited Partners (9,871,073 and 9,899,573
     Depositary Units at December 31, 1996 and 1995)                         28,013               30,337
   General Partner                                                               --                   --
                                                                         ---------------------------------
       Total partners' capital                                               28,013               30,337
                                                                         ---------------------------------
         Total liabilities and partners' capital                         $   78,651            $  83,317
                                                                         =================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,
                (in thousands of dollars except per unit amounts)



                                                                            1996            1995           1994
                                                                        --------------------------------------------
   Revenues:

     Lease revenue                                                       $  18,459        $ 23,368      $  36,225
     Interest and other income                                                 977           1,751          1,159
     Net gain on disposition of equipment                                    6,450           2,936          2,863
                                                                         -------------------------------------------
       Total revenues                                                       25,886          28,055         40,247

   Expenses:

     Depreciation and amortization                                          11,047          12,757         16,318
     Management fees to affiliate                                            1,004           1,137          1,788
     Repairs and maintenance                                                 4,475           4,063          6,077
     Interest expense                                                        3,078           3,474          2,938
     Insurance expense to affiliate                                             --             268            555
     Other insurance expense                                                   359             390            789
     Repositioning expense                                                      13             (18 )          733
     Marine equipment operating expenses                                       176             902          7,835
     General and administrative expenses
       to affiliates                                                           747             816            654
     Other general and administrative expenses                               1,263           1,166          1,210
     Bad debt expense                                                          828             394             16
     Loss on revaluation of equipment                                           --              --          1,082
                                                                         -------------------------------------------
       Total expenses                                                       22,990          25,349         39,995

   Equity in net income of unconsolidated
       special purpose entities                                              6,864              --             --
                                                                         -------------------------------------------

       Net income                                                        $   9,760        $  2,706      $     252
                                                                         ===========================================

   Partners' share of net income (loss):

     Limited Partners                                                    $   9,162        $  1,869      $    (589 )
     General Partner                                                           598             837            841
                                                                         ===========================================
       Total                                                             $   9,760        $  2,706      $     252
                                                                         ===========================================

   Net income (loss) per weighted  average  Depositary Unit  (9,873,821  Units -
     1996, 9,927,458 Units - 1995,
      9,979,199 - 1994)                                                  $    0.93        $   0.19      $   (0.06 )
                                                                         ===========================================

   Cash distributions                                                    $  11,964        $ 16,737      $  16,811
                                                                         ===========================================

   Cash distribution per weighted average Depositary Unit                $    1.15        $   1.60      $    1.60
                                                                         ===========================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994
                                 (in thousands)





                                                         Limited           General
                                                         Partners          Partner           Total
                                                       ------------------------------------------------

   Partners' capital at December 31, 1993              $   61,500          $   --          $   61,500

   Net income (loss)                                         (589 )           841                 252

   Repurchase of Units                                       (190 )            --                (190 )

   Cash distributions                                     (15,970 )          (841 )           (16,811 )
                                                       ------------------------------------------------

   Partners' capital at December 31, 1994                  44,751              --              44,751

   Net income                                               1,869             837               2,706

   Repurchase of Units                                       (383 )            --                (383 )

   Cash distributions                                     (15,900 )          (837 )           (16,737 )
                                                       ------------------------------------------------

   Partners' capital at December 31, 1995                  30,337              --              30,337

   Net income                                               9,162             598               9,760

   Repurchase of Units                                       (120 )            --                (120 )

   Cash distributions                                     (11,366 )          (598 )           (11,964 )
                                                       ------------------------------------------------

   Partners' capital at December 31, 1996              $   28,013          $   --          $   28,013
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

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                             (thousands of dollars)


                                                                            1996            1995            1994
                                                                        ---------------------------------------------
   Operating activities:
   Net income                                                            $    9,760      $    2,706      $      252
     Adjustments to reconcile net income
         to net cash provided by operating activities:
       Depreciation and amortization                                         11,047          12,757          16,318
       Net gain on disposition of equipment                                  (6,450 )        (2,936 )        (2,863 )
       Loss on revaluation of equipment                                          --              --           1,082
       Equity in net income from unconsolidated special
         purpose entities                                                    (6,864 )            --              --
       Sales-type lease income                                               (1,885 )            --              --
       Changes in operating assets and liabilities:
         Accounts and notes receivable, net                                     727             202           1,031
         Prepaid expenses                                                        10             111              13
         Restricted cash and marketable securities                             (306 )          (307 )          (272 )
         Accounts payable and accrued expenses                                  150              43             375
         Due (to) from affiliates                                              (202 )         1,050            (324 )
         Prepaid deposits and reserves for repairs                             (914 )          (302 )        (1,892 )
                                                                         --------------------------------------------
   Cash provided by operating activities                                      5,073          13,324          13,720
                                                                         --------------------------------------------

   Investing activities:
     Payments for purchase of equipment                                     (28,540 )        (9,961 )        (2,417 )
     Payment of capitalized repairs                                            (728 )        (1,008 )        (1,564 )
     Payments of acquisition fees to affiliate                               (1,284 )          (447 )          (129 )
     Payments received on sales-type lease                                    6,403             482              --
     Proceeds from disposition of equipment                                  13,786           3,389          16,748
     Liquidation distributions from unconsolidated
       special purpose entities                                              13,711              --              --
     Distributions from unconsolidated
       special purpose entities                                               2,835              --              --
     Payments of lease negotiation fees to affiliate                           (285 )           (99 )           (30 )
                                                                         --------------------------------------------
   Net cash provided by (used in) investing activities                        5,898          (7,644 )        12,608
                                                                         --------------------------------------------

   Financing activities:
     Payments for debt placement fees                                            --              --            (339 )
     Proceeds from notes payable                                             19,148              --          41,000
     Principal payments on notes payable                                    (19,864 )            --         (40,866 )
     Repurchase of Depositary Units                                            (120 )          (383 )          (190 )
     Cash distributions paid to limited partners                            (11,366 )       (15,900 )       (15,970 )
     Cash distributions paid to general partner                                (598 )          (837 )          (841 )
                                                                         --------------------------------------------
   Net cash used in financing activities                                    (12,800 )       (17,120 )       (17,206 )
                                                                         --------------------------------------------

   Net (decrease) increase in cash and cash equivalents                      (1,829 )       (11,440 )         9,122

   Cash and cash equivalents at beginning of year( See note 3)                3,243          14,885           5,763
                                                                         --------------------------------------------

   Cash and cash equivalents at end of year                              $    1,414      $    3,445      $   14,885
                                                                         ============================================

   Supplemental information:
   Interest paid                                                         $    3,078      $    2,611      $    2,587
                                                                         ============================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

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

              The Partnership will terminate on December 31, 2000, unless terminated earlier upon sale of all equipment or by certain other events. Beginning after the Partnership's seventh year of operations, the General Partner will stop reinvesting excess cash, all of which, less reasonable reserves, will be distributed to the Partners. Beginning in the Partnership's eleventh year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets.

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

         Operations

         The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

         Accounting for Leases

         The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


1.       Basis of Presentation (continued)

         Depreciation and Amortization

         Depreciation of equipment held for operating leases is computed on the 200% declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 12 years for aircraft, marine containers, and marine vessels, and 15 years for railcars. Certain aircraft are depreciated under the double-declining balance depreciation method based over the lease term. The depreciation method is changed to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Organization costs are amortized over a 60 month period. Lease negotiation fees are amortized over the initial equipment lease term. Debt placement fees and issuance costs are amortized over the term of the loan for which they were paid. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

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

              Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less cost to sell and is subject to a pending contract for sale.

         Investments in Unconsolidated Special Purpose Entities

         The Partnership has interests in special purpose entities which own transportation equipment. These interests are accounted for using the equity method.

              The Partnership's investment in unconsolidated special purpose entities includes acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of unconsolidated special purpose entities is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft airframes and engines, escrow accounts are prefunded by the lessees. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs. The prefunded amounts are included in the balance sheet as restricted cash.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       Basis of Presentation (continued)

         Net Income (Loss) and Distributions per Depositary Unit

         The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner. Gross gain on disposition of equipment in each year is specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The General Partner received a special allocation in the amount of $0.1 million, $0.7 million, and $0.8 million from the gross gain on disposition of equipment for the years ended December 31, 1996, 1995, and 1994, respectively. The Limited Partners' net income (loss) and distributions are allocated among the Limited Partners based on the number of Depositary Units owned by each Limited Partner and on the number of days of the year each Limited Partner is in the Partnership. Cash distributions are recorded when paid. Cash distributions of $12.0 million, $16.7 million, and $16.8 million were declared on December 31, 1996, 1995, and 1994 and paid on February 15, 1997, 1996, and 1995, respectively, to the unitholders of record as of December 31, 1996, 1995, and 1994, respectively. Cash distributions to investors in excess of net income are considered to represent a return of capital. Distributions of $2.2 million and $14 million were deemed a return of capital in 1996 and 1995, respectively. All cash distributions to Limited Partners in 1993 were deemed to be a return of capital.

         On January 29 1997, the Partnership declared quarterly distributions of $0.25 per outstanding depositary unit, payable Febuary 15, 1997 to Unitholders of record as of December 31, 1996.

         Marketable Securities

         Marketable Securities include a $6 million zero coupon bond maturing November 15, 1997, which is reflected at its discounted value, which approximates market value.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less to be cash equivalents. Lessee security deposits and required reserves held by the Partnership are considered restricted cash.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly fee attributable to either owned equipment or interests in equipment owned by the USPE's equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) 5% of the Gross Lease Revenues (as defined in the agreement) attributable to equipment which is subject to operating leases and (B) 2% of the Gross Lease Revenues attributable to equipment which is subject to full payout leases. Partnership's management fees of $1.3 million and $1.6 million and were payable to IMI as of December 31, 1996, and 1995, respectively. The Partnership's proportional share of USPE's management fees of $0.02, and $0 were payable as of December 31, 1996, 1995, respectively. The Partnership's proportional share of USPE's management fees expense during 1996 was $0.2 million. Additionally, the Partnership reimbursed FSI and its affiliates $0.7 million, $0.8 million, and $0.7 million for administrative and data processing services performed on behalf of the Partnership in 1996, 1995, and 1994, respectively. The Partnership's proportional share of USPE's administrative and data processing services was $0.1 million during 1996.

              The Partnership and unconsolidated special entities paid or accrued lease negotiation and equipment acquisition fees of $1.6 million, $0.5 million, and $0.2 million to PLM Transportation Equipment Corporation (TEC) and WMS during 1996, 1995 and 1994, respectively. TEC is a

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.       General Partner and Transactions with Affiliates (continued)

         wholly-owned subsidiary of the General Partner. WMS is a wholly -owned subsidiary of PLM international. The Partnership paid $0.3 million, and $0.6 million to Transportation Equipment Indemnity Company Ltd. (TEI) during 1995 and 1994, respectively. TEI provides marine insurance coverage and other insurance brokerage services. The Partnership did not pay any marine insurance coverage paid to TEI in 1996. The Partnership's proportional share of unconsolidated special purpose entities' marine insurance coverage paid to TEI was $0.1 million during 1996. TEI is an affiliate of the General Partner. A substantial portion of these amounts were paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling management funds are either paid out to cover applicable losses or refunded pro rata by TEI.

              At December 31, 1996, all of the Partnership's trailer equipment is operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly.

              The Partnership has interests in certain equipment for lease in conjunction with affiliated partnerships which are included in unconsolidated special purpose entities. In 1996, this equipment included a marine vessel (56%), two trusts that own three commercial aircraft, two aircraft engines, and portfolio of aircraft rotables (17%), and a trust that owns six commercial aircraft (17%).

              The net balance due to FSI and its affiliates was $1.3 million and $1.6 million at December 31, 1996 and 1995, respectively.

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

              The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entities", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation. The beginning cash and cash equivalents for 1996 is different from the ending cash and cash equivalents for 1995 on statements of cash flows due to the reclassification.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


3.       Investments in Unconsolidated Special Purpose Entities (continued)

              The following summarizes the financial information for the unconsolidated special purpose entities (USPE) and the Partnership's interests therein as of and for the year ended December 31, 1996 (in thousands):

                                                           Net Interest
                                         Total USPE       of Partnership
                                       ------------------------------------

    Net Assets                       $          49,985  $          11,138
    Revenues                                    22,146              5,065
    Net Income                                  15,930              6,864

              The net investment in USPE's includes the following jointly-owned equipment (and related assets and liabilities) (in thousands):

             %                                                                         December 31,    December 31,
         Ownership                               Equipment                                 1996            1995
         ------------------------------------------------------------------------------------------------------------
            56%       Marine vessel                                                   $       3,999       $   4,821
            45%       Mobile offshore drilling unit                                              --           6,093
            50%       Aircraft engine                                                            --             656
            17%       Two trusts that own three commercial aircraft, two aircraft
                      engines, and portfolio of aircraft rotables                             4,564           5,302
            14%       Trust that owns seven commercial aircraft                                  --           3,948
            17%       Trust that owns six commercial aircraft                                 2,575              --
                                                                                      -------------------------------

                        Investments in unconsolidated special purpose entities        $      11,138       $  20,820
                                                                                      ===============================


              During the twelve months ended December 31, 1996, the Partnership sold its 45% investment in an entity which owns a mobile offshore drilling unit, and its 50% investment in an entity which owns an aircraft engine for $13.7 million.

              The Partnership has a beneficial interest in a certain USPE's that owns multiple aircraft (the Trust). This Trust contains provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership which also has a beneficial interest in the Trust, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result was to restate the percentage ownership of the remaining beneficial owners of the Trust beginning September 30, 1996. This change has no effect on the income or loss recognized in the third quarter 1996.

4.       Equipment

         Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated fair value less cost to sell and is subject to a pending contract for sale.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


4.       Equipment (continued)

              The components of owned equipment at December 31, 1996 and 1995 are as follows (in thousands):

  Equipment held for operating leases:                     1996              1995
                                                       --------------------------------

   Rail equipment                                      $   35,733         $   35,761
   Marine containers                                       13,146             15,015
   Marine vessels                                              --             15,463
   Aircraft and aircraft engines                           70,615             56,269
   Trailers                                                 7,510              7,624
   Mobile offshore drilling unit                            9,666                 --
                                                       --------------------------------
                                                          136,670            130,132
   Less accumulated depreciation                          (78,607 )          (84,207 )
                                                       --------------------------------
                                                           58,063             45,925
   Equipment held for sale:                                    --                475
                                                       --------------------------------
   Net equipment                                       $   58,063         $   46,400
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

              As of December 31, 1996, all equipment in the Partnership portfolio was on lease, except one aircraft, 32 marine containers and 67 railcars. The aggregate net book value of equipment off-lease was $4.3 million and $3.1 million at December 31, 1996 and 1995, respectively.

              One commercial aircraft is on lease to Continental Airlines Inc. (Continental). Continental filed for protection under Chapter 11 of the U.S. Bankruptcy code in December 1990. Unpaid past due rent payments totaling $1.4 million were converted into two promissory notes by the Bankruptcy Court with interest accruing at the rate of 8.64% and 12% per annum over 42 and 48 equal monthly installments. As of December 31, 1996 and 1995, $28,545 and $324,000 were outstanding on these promissory notes, respectively. Continental remains current on all payments due under the promissory notes.

              During 1996, the Partnership sold or disposed of 397 marine containers, two aircraft engines, two vessels, 11 trailers, and 143 railcars with aggregate net book value of $8.0 million for aggregate proceeds of $14.5 million.

              During 1995, the Partnership sold or disposed of 462 marine containers with a net book value of $0.7 million for $0.8 million. The Partnership also sold one vessel with a net book value of $3.7 million for $5 million related to a sales-type lease. In addition, 199 railcars and 5 locomotives were sold with a net book value of $1.1 million for $2.5 million.

              During 1996, the Partnership purchased three commercial aircraft and a mobile offshore drilling unit for $28.5 million, and paid acquisition fees of $1.3 million to PLM Transportation Equipment Corporation, a wholly-owned subsidiary of the General Partner.

              At December 31, 1996, the Partnership had no outstanding purchase commitments.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

         4.   Equipment (continued)

              All leases for owned and partially owned equipment are being accounted for as operating leases. Future minimum rentals under noncancelable leases for owned and partially owned equipment at December 31, 1996, during each of the next five years are approximately $19.5 million - 1997; $14.0 million in 1998; $10.8 million in 1999,
         $7.6 million in 2000 and $5.3 million - 2001. Contingent rentals based upon utilization were $1.5 million, $1.9 million, and $2.3 million in 1996, 1995, and 1994, respectively.

              The  Partnership  owns  certain  equipment  which  is  leased  and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

              The Partnership leases its aircraft, railcars, mobile offshore drilling unit, and trailers to lessees domiciled in six geographic regions: Canada, United States, Europe, Asia, South Asia, and Southeast Asia. The marine vessels and marine containers are leased to multiple lessees in different regions who operate the marine vessels and marine containers worldwide. The tables below set forth geographic information about the Partnership's owned and partially owned equipment grouped by domicile of the lessee as of and for the years ended December 31, 1996, 1995, and 1994 (in thousands):

         Revenues:

                               Investments in          Owned
                                    USPE             Equipment            Total equipment
     Region                         1996               1996             1995          1994
   -------------------------------------------------------------------------------------------

      Various                    $    2,113  $        4,087      $   6,998     $  18,475
      Canada                          1,083           3,434          5,098         5,515
      United States                      --           7,749          7,542         6,440
      Europe                          1,869           1,120            826         1,558
      Asia                               --           1,200          1,200         1,200
      South Asia                         --             869          1,512         2,096
      Southeast Asia                     --              --            192           941
                             =============================================================
    Total lease revenues         $    5,065  $       18,459      $  23,368     $  36,225
                             =============================================================

              The following table below sets forth identifiable income (loss) information by region (in thousands):

                                              Investments in USPE     Owned
                                                                    equipment           Total equipment
                                                     1996            1996           1995            1994
                                              --------------------------------------------------------------
       Net income (loss):
         Various                            $        5,962    $     6,858      $  3,193       $  4,101
         Canada                                       (307 )        2,591         1,869          2,830
         United States                                  --          1,639         1,818           (787 )
         Europe                                      1,209         (1,728 )         107         (1,061 )
         Asia                                           --             93            69           (181 )
         South Asia                                     --         (2,739 )         (71 )         (281 )
         Southeast Asia                                 --           (175 )        (474 )         (772 )
                                            -------------------------------------------------------------
       Total identifiable net income                 6,864          6,539         6,511          3,849
       Administrative and other net loss                --         (3,643 )      (3,805 )       (3,597 )
                                            -------------------------------------------------------------
       Total net income (loss)              $        6,864    $     2,896      $  2,706       $    252
                                            =============================================================


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.       Equipment (continued)

              The net book value of these assets at December 31, 1996 ,1995, and 1994, are as follows (in thousands):


                                              Investments in USPE               Owned Equipment

                          Region                1996        1995        1996          1995         1994
         ----------------------------------------------------------------------------------------------------

         Various                             $    3,999     $  4,821   $   13,599   $    11,035   $   24,475
         Canada                                   2,575        3,948        8,136        10,019       10,069
         United States                               --        6,093       10,862        12,157       23,866
         Europe                                   4,564        5,958       17,399            --          871
         Asia                                        --           --        4,314         5,349        6,419
         South Asia                                  --           --        3,753         4,653        5,585
         Southeast Asia                              --           --           --         2,712        3,253

                                             ------------------------------------------------------------------
         Total equipment held for
           operating leases                      11,138       20,820       58,063        45,925       74,538
           Railcars held for sale                    --           --           --           475           --
                                             ==================================================================
           Total Equipment                   $   11,138     $ 20,820   $   58,063   $    46,400   $   74,538
                                             ==================================================================


              No lessees comprised more than 10% of total revenues in 1996, 1995, or 1994.


5.       Notes Payable

         The Partnership has notes outstanding with a face amount of $40.3 million with interest computed at LIBOR plus 1.5% per annum. The notes have three tranches with different maturities based on the General Partner's ability to select various LIBOR maturities (one month, two months or six months ) for tranches of the notes. Rates are set when the tranches mature and are re-set. (7%, 7.1 % and 7.25% at December 31, 1996 and 7%, 7.3% and 7.375% at December 31, 1995) During the first 15 months following conversion to a term loan, beginning September 30, 1996, quarterly principal payments equal to 75% of net proceeds from asset sales was due. Beginning the second year commencing December 31, 1997, quarterly principal payments will be equal to 75% of net proceeds from asset sales from September 30, 1997, or payments equal to 9.0% of the facility balance at September 30, 1997. During 1996, the Partnership paid down $19.9 million of the outstanding loan balance as a result of asset sales and redrew $19.1 million to purchase other equipment.

              The General Partner believes that the book value of the debt approximates fair value due to its variable interest rate.

         In October 1996, the General Partner revised its short term loan facility (the "Committed Bridge Facility") and PLM Equipment Growth Fund III is no longer included as a borrower.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


6.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

         As of December 31, 1996, there were temporary differences of approximately $20.7 million between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

7.       Repurchase of Depositary Units

         On December 28, 1992, the Partnership engaged in a program to repurchase up to 250,000 Depository Units. In the 12 months ended December 31, 1996, the Partnership repurchased 28,500 Depositary Units at a cost of $0.12 million. As of December 31, 1996, the Partnership has repurchased a cumulative total of 128,853 Depositary Units at a total cost of $0.92 million.

8.       Delisting of Partnership Units

         The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX) under the symbol GFZ on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code), the Partnership was classified as a Publicly Traded Partnership. The Code treats all Publicly Traded Partnerships as corporations if they remain publicly traded after December 31, 1997. Treating the Partnership as a corporation would mean the Partnership itself would become a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and at the investor level to the extent that income would have become distributed to an investor. In addition, the General Partner believed that the trading price of the Depositary Units would have been distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner delisted the Partnership's Depositary Units from the AMEX. While the Partnership's Depositary Units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to Unitholders. The General Partner anticipates an informal market for the Partnership's units may develop in the secondary marketplace similar to that which currently exists for non-publicly traded partnerships.

9.       Net Investment in Sales-type Lease

         In the third quarter of 1996, the charterer exercised his option to buy the marine vessel for $4.2 million.

                          PLM EQUIPMENT GROWTH FUND III

                                INDEX OF EXHIBITS



  Exhibit                                                                  Page

    4.     Limited Partnership Agreement of Partnership                       *

    4.1    Amendment, dated November 18, 1991, to Limited Partnership
           Agreement of Partnership                                           *

   10.1    Management Agreement between Partnership and PLM Investment
           Management, Inc.                                                   *

   10.2    $41,000,000 Credit Agreement dated as of December 13, 1994 with
           First Union National Bank of North Carolina                        *

   25.     Powers of Attorney.                                            42-44


* Incorporated by reference. See page 24 of this report.