Form 10-Q
period 1997-03-31
PLM EQUIPMENT GROWTH FUND III
filed 1997-05-13
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1997.

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
                            (in thousands of dollars)

                                     ASSETS

                                                                                                    March 31,          December 31,
                                                                                                      1997                 1996
                                                                                                 ----------------------------------

          Equipment held for operating leases, at cost                                            $     135,708        $   136,670
            Less accumulated depreciation                                                               (81,433 )          (78,607 )
                                                                                                  ---------------------------------
            Net equipment                                                                                54,275             58,063

          Cash and cash equivalents                                                                       2,027              1,414
          Restricted cash and marketable securities                                                       6,043              5,966
          Investments in unconsolidated special purpose entities                                          9,572             11,138
          Accounts and note receivable, net of allowance for
            doubtful accounts of $1,356 in 1997 and $1,381 in 1996                                        1,490              1,515
          Prepaid expenses                                                                                   46                 64
          Deferred charges, net of accumulated amortization of
            $385 in 1997 and $800 in 1996                                                                   443                491
                                                                                                  ---------------------------------
          Total assets                                                                            $      73,896        $    78,651
                                                                                                  =================================

                        LIABILITIES AND PARTNERS' CAPITAL
          Liabilities:

          Accounts payable and accrued expenses                                                   $       1,047        $     1,505
          Due to affiliates                                                                               1,096              1,297
          Note payable                                                                                   39,965             40,284
          Lessee deposits and reserves for repairs                                                        7,425              7,552
                                                                                                  ---------------------------------
              Total liabilities                                                                          49,533             50,638

          Partners' capital:

          Limited partners (9,871,073 depositary units at
            March 31, 1997 and at December 31, 1996)                                                     24,363             28,013
          General Partner                                                                                    --                 --
                                                                                                  ---------------------------------
              Total partners' capital                                                                    24,363             28,013
                                                                                                  ---------------------------------
          Total liabilities and partners' capital                                                 $      73,896        $    78,651
                                                                                                  =================================








                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)

                                                                                             For the Three Months
                                                                                               Ended March 31,
                                                                                              1997           1996
                                                                                          ---------------------------

Revenues:

  Lease revenue                                                                            $   4,991      $  4,483
  Interest and other income                                                                       95           334
  Net gain on disposition of equipment                                                            90           834
                                                                                           --------------------------
    Total revenues                                                                             5,176         5,651

Expenses:

  Depreciation and amortization                                                                3,556         2,049
  Management fees to affiliate                                                                   293           201
  Repairs and maintenance                                                                      1,415           639
  Interest expense                                                                               796           881
  Other insurance expense                                                                         45            90
  Bad debt expense                                                                               (25 )         718
  Marine equipment operating expenses                                                              7            29
  General and administrative expenses
    to affiliates                                                                                182           148
  Other general and administrative
    expenses                                                                                     144           245
                                                                                           --------------------------
    Total expenses                                                                             6,413         5,000

Equity in net income (loss) of unconsolidated special purpose entities                           185           (68 )
                                                                                           --------------------------

    Net income (loss)                                                                      $  (1,052 )    $    583
                                                                                           ==========================

Partners' share of net income (loss) :

  Limited partners                                                                         $  (1,182 )    $    374
  General Partner                                                                                130           209
                                                                                           --------------------------
    Total                                                                                  $  (1,052 )    $    583
                                                                                           ==========================

Net income (loss) per weighted-average depositary unit
  (9,871,073 units at March 31, 1997 and
  9,879,664 units at March 31, 1996)                                                       $   (0.12 )    $   0.04
                                                                                           ==========================

Cash distributions                                                                         $   2,598      $  4,169
                                                                                           ==========================

Cash distributions per weighted-average depositary unit                                    $    0.25      $   0.40
                                                                                           ==========================






                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to March 31, 1997
                            (in thousands of dollars)


                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------
   Partners' capital at December 31, 1995              $   30,337         $    --         $   30,337

   Net income                                               9,162             598              9,760

   Repurchase of depositary units                            (120 )            --               (120 )

   Cash distributions                                     (11,366 )          (598 )          (11,964 )
                                                       -------------------------------------------------

   Partners' capital at December 31, 1996                  28,013              --             28,013

   Net income (loss)                                       (1,182 )           130             (1,052 )

   Cash distributions                                      (2,468 )          (130 )           (2,598 )
                                                       -------------------------------------------------

   Partners' capital at March 31, 1997                 $   24,363         $    --         $   24,363
                                                       =================================================



























                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                                     For the Three Months
                                                                                                       Ended March 31,
                                                                                                     1997            1996
                                                                                                 -----------------------------
   Cash flows from operating activities:
     Net (loss) income                                                                            $  (1,052 )     $     583
     Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
       Depreciation and amortization                                                                  3,556           2,049
       Net gain on disposition of equipment                                                             (90 )          (834 )
       Equity in net (income) loss from unconsolidated special
         purpose entities                                                                              (185 )            68
     Changes in operating assets and liabilities:
       Accounts and note receivable, net                                                                 25             575
       Prepaid expenses                                                                                  18              31
       Restricted cash and marketable securities                                                        (77 )           (77 )
       Accounts payable and accrued expenses                                                           (458 )          (305 )
       Due to affiliates                                                                               (201 )           (54 )
       Lessee deposits and reserves for repairs                                                        (127 )           (74 )
                                                                                                  ----------------------------
   Net cash provided by operating activities                                                          1,409           1,962
                                                                                                  ----------------------------

   Investing activities:
     Payments for capitalized repairs                                                                    (5 )          (249 )
     Payments received on sales-type lease                                                               --             161
     Proceeds from disposition of equipment                                                             375           1,473
     Distributions from unconsolidated special
       purpose entities                                                                               1,751           1,646
                                                                                                  ----------------------------
                                                                                                  ----------------------------
   Net cash provided by investing activities                                                          2,121           3,031
                                                                                                  ----------------------------

   Financing activities:
     Cash distributions paid to General Partner                                                        (130 )          (209 )
     Cash distributions paid to limited partners                                                     (2,468 )        (3,960 )
     Repurchase of depositary units                                                                      --            (120 )
     Principal payments on notes payable                                                               (319 )        (1,249 )
                                                                                                  ----------------------------
   Net cash used in financing activities                                                             (2,917 )        (5,538 )
                                                                                                  ----------------------------

   Net increase (decrease) in cash and cash equivalents                                                 613            (545 )

   Cash and cash equivalents at beginning of period                                                   1,414           3,243
                                                                                                  ----------------------------

   Cash and cash equivalents at end of period                                                     $   2,027       $   2,698
                                                                                                  ============================

   Supplemental information:
     Interest paid                                                                                $   1,016       $     815
                                                                                                  ============================




                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997


1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI), the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of March 31, 1997 and December 31, 1996; the statements of operations and cash flows for the three months ended March 31, 1997 and 1996; and the statement of changes in Partners' capital for the period from December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.6 and $4.2 million for the three months ended March 31, 1997 and 1996, respectively.

       Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $2.5 million and $3.6 million during the three months ended March 31, 1997 and 1996 were deemed to be a return of capital.

       Cash distributions of $0.25 per depositary unit were declared on April 25, 1997, and are to be paid on May 15, 1997 to the unitholders of record as of March 31, 1997. These cash distributions will amount to $2.6 million.

4.   Investments in Unconsolidated Special Purpose Entities

       The net investment in  unconsolidated  special purpose  entities  (USPEs)
includes  the  following   jointly-owned   equipment  (and  related  assets  and
liabilities) (in thousands):

                                                                       March 31,       December 31,
%                               Equipment                               1997               1996
Ownership
-----------------------------------------------------------------------------------------------------
 56%   Marine vessel                                                $    3,756          $    3,999
 17%   Two trusts that own three commercial aircraft, two
         aircraft engines, and a portfolio of aircraft rotables          3,415               4,564
 17%   Trust that owns six commercial aircraft                           2,401               2,575
                                                                    ---------------------------------

         Investments in unconsolidated special purpose entities     $    9,572          $   11,138
                                                                    =================================


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997


5.   General Partner and Transactions with Affiliates

Partnership management fees payable to an affiliate of the General Partner were $1.1 million and $1.3 million at March 31, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE affiliated management fees of $30,000 and $20,000 were payable as of March 31, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE affiliated management fees expense during the three months ended March 31, 1997 and 1996 was $43,000 and $67,000, respectively. The Partnership's proportional share of USPE data processing and administrative expenses to affiliates was $11,000 and $35,000 during the three months ended March 31, 1997 and 1996, respectively. The Partnership's proportional share of USPE marine insurance coverage, paid to Transportation Equipment Indemnity Company, Ltd. (TEI), was $27,000 during the three months ended March 31, 1997 and 1996. TEI is an affiliate of the General Partner.

6.    Equipment

Owned equipment held for operating leases is stated at cost.

The components of owned equipment are as follows (in thousands):

                                                                 March 31,           December 31,
                                                                    1997                 1996
                                                               -------------------------------------
   Equipment held for operating leases:

   Rail equipment                                               $   34,909           $    35,733
   Marine containers                                                13,008                13,146
   Aircraft and aircraft engines                                    70,615                70,615
   Trailers                                                          7,510                 7,510
   Mobile offshore drilling unit                                     9,666                 9,666
                                                                ------------------------------------
                                                                   135,708               136,670
   Less accumulated depreciation                                   (81,433 )             (78,607 )
                                                                ------------------------------------
                                                                ====================================
   Net equipment                                                $   54,275           $    58,063
                                                                ====================================


       As of March 31, 1997, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of 32 railcars and 28 marine containers with an aggregate carrying value of $0.3 million. As of December 31, 1996, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, with the exception of 1 aircraft, 32 marine containers, and 67 railcars with an aggregate carrying value of $4.3 million.

       During the three months ended March 31, 1997, the Partnership sold or disposed of marine containers and railcars with an aggregate net book value of $0.3 million for aggregate proceeds of $0.4 million. During the three months ended March 31, 1996, the Partnership sold or disposed of marine containers, railcars, and trailers with an aggregate net book value of $0.6 million for combined proceeds of $1.5 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1997 and 1996

(A) Owned Equipment Operations

Lease revenues less direct expenses (repairs and maintenance, marine equipment operating expense, and asset-specific insurance) on owned equipment decreased for the quarter ended March 31, 1997 when compared to the same period of 1996. The following table presents results by owned equipment type (in thousands):

                                                     For the Three months
                                                        Ended March 31,
                                               ----------------------------------
                                                          1997              1996
                                               ----------------------------------
   Aircraft and aircraft engines               $           904   $         1,074
   Marine vessels                                           (4 )             395
   Trailers                                                400               411
   Rail equipment                                        1,533             1,465
   Marine containers                                       301               418
   Mobile offshore drilling unit                           398                --


Aircraft: Aircraft lease revenues and direct expenses were $1.9 million and $1.0 million, respectively, for the quarter ended March 31, 1997, compared to $1.1 million and $60,000, respectively, during the same period of 1996. The decrease in contribution was due to $1.0 million in repairs on one aircraft to prepare it for sale or re-lease.

Marine vessels: Marine vessel lease revenues and direct expenses were zero and $4,000, respectively, for the quarter ended March 31, 1997, compared to $0.5 million and $0.1 million, respectively, during the same period of 1996. The decrease in contribution was due to the sale of all marine vessels during 1996.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $66,000, respectively, for the quarter ended March 31, 1997, compared to $0.5 million and $61,000, respectively, during the same period of 1996. The decrease in contribution was due to higher repair and maintenance expenses in the first quarter of 1997, as compared to the same period of 1996;

Rail equipment: Railcar lease revenues and direct expenses were $1.9 million and $0.3 million, respectively, for the quarter ended March 31, 1997, compared to $2.0 million and $0.5 million, respectively, during the same period of 1996. The increase in railcar contribution resulted from running repairs required on certain railcars in the fleet during the first quarter of 1996 that were not needed during the first quarter of 1997; this increase was offset by a decrease in revenue due to the disposition of equipment during 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.3 million and $3,000, respectively, for the quarter ended March 31, 1997, compared to $0.4 million and $3,000, respectively, during the same period of 1996. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.4 million and $7,000, respectively, for the quarter ended March 31, 1997. The Partnership acquired and placed into lease service one mobile offshore drilling unit in the third quarter of 1996.

(B)  Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.9 million for the quarter ended March 31, 1997 increased from $4.2 million for the same period of 1996. The variance is explained as follows:

     (a) An increase of $1.5 million in depreciation and amortization expense from 1996 levels reflects the Partnership's depreciation on equipment purchased in 1996, which was offset by the sale or disposition of certain Partnership assets during the first quarter of 1997 and during 1996 and by the Partnership's use of the double-declining balance method of depreciation;

     (b) An increase of $0.1 million in management fees expense was due to higher lease revenues in the first quarter of 1997, when compared to the first quarter of 1996;

     (c) A decrease of $0.7 million in bad debt expense primarily reflects the Partnership's evaluation of collectibility of certain receivable balances;

     (d) A decrease of $0.1 million in interest expense was due to the paydown of debt principal based on the sale of assets, as required by the Partnership's loan agreement;

     (e) A decrease of $0.1 million in general and administrative expense was due to a decrease in accounting and administrative expenses.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the first quarter of 1997 was $90,000, resulting from the disposition of marine containers and railcars with an aggregate net book value of $0.3 million for aggregate proceeds of $0.4 million. The net gain of $0.8 million in the first quarter of 1996 resulted from the disposition of marine containers, railcars, and three trailers with an aggregate net book value of $0.7 million for aggregate proceeds of $1.5 million.

(D)  Interest and Other Income

Interest and other income decreased by $0.2 million for the quarter ended March 31, 1997, compared to 1996, primarily because no finance lease income was earned in the first quarter of 1997, as compared to $0.2 million of finance lease income earned in the first quarter of 1996. The charterer exercised his option during the third quarter of 1996 to buy the marine vessel that was under the finance lease.

(E) Equity in Net Income (Loss) of Unconsolidated Special Purpose Entities

Equity  in  net  income  (loss)  of  unconsolidated   special  purpose  entities
represents the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method.

                                                     For the Three Months
                                                        Ended March 31,
                                               ----------------------------------
                                                    1997              1996
                                               ----------------------------------
   Aircraft, aircraft engines and rotables     $           216   $            83
   Marine vessels                                          (31 )            (147 )
   Mobile offshore drilling unit                            --                (4 )
                                               =====================================
   Equity in net income (loss)                 $           185   $           (68 )
                                               =====================================


Aircraft and aircraft engines and rotables: The Partnership's share of aircraft revenues and expenses was $0.7 million and $0.5 million, respectively, for the quarter ended March 31, 1997, compared to $0.8 million and $0.7 million, respectively, during the same period of 1996. As of March 31, 1997, the Partnership had a partial beneficial interest in three trusts that hold nine commercial aircraft, two aircraft engines, and a package of aircraft rotables. The increase in contribution was due to a lower depreciation expense, and was partially offset by a decrease in revenue due to the liquidation of the Partnership's 50% investment in an aircraft engine as the result of the General Partner's sale of the asset in the third quarter of 1996.

Marine vessels: The Partnership's share of revenues and expenses of marine vessels was $0.3 million and $0.4 million, respectively, for the quarter ended March 31, 1997, compared to $0.4 million and $0.5 million, respectively, for the same period in 1996. The decrease in loss was due to lower repair and maintenance expenses and lower marine operating expenses for the quarter ended March 31, 1997, when compared to the same period of 1996.

Mobile offshore drilling unit: The Partnership's share of revenues and expenses of the mobile offshore drilling unit was $0.3 million and $0.3 million, respectively, for the first quarter of 1996. The Partnership liquidated its 45% investment in a mobile offshore drilling unit during 1996 as a result of the General Partner's sale of the asset.

(F) Net Income (Loss)

The Partnership's net loss of $1.1 million in the first quarter of 1997 decreased from a net income of $0.6 million in the first quarter of 1996. The Partnership's ability to acquire, operate, or liquidate assets; secure leases; and re-lease those assets whose leases expire during the life of the Partnership is subject to many factors. Therefore, the Partnership's performance for the three months ended March 31, 1997 is not necessarily indicative of future periods. In the first quarter of 1997, the Partnership distributed $2.5 million to the limited partners, or $0.25 per weighted-average depositary unit.

     Financial Condition -- Capital Resources, Liquidity, and Distributions

The Partnership purchased its initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. In addition, the Partnership, under its current loan agreement, does not have the capacity to incur additional debt. Therefore, the Partnership relies on operating cash flow to meet its operating obligations, maintain working capital reserves, and make cash distributions to the limited partners.

     For the three months ended March 31, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities, plus distributions from unconsolidated special purpose entities) to meet its operating obligations and maintain the current level of distributions (total for three months ended March 31, 1997 of approximately $2.6 million) to the partners. During the three months ended March 31, 1997, the General Partner sold owned equipment on behalf of the Partnership and realized proceeds of $0.4 million.

     During the first quarter of 1997, the Partnership paid down $0.3 million of the outstanding note balance as a result of asset sales.


Outlook for the Future

Since the Partnership is in its holding or passive liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

     The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal on debt, maintain working capital reserves, and pay cash distributions to the investors.


                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Credit Agreement of $41,000,000 dated as of December 13, 1994 with First Union National Bank of North Carolina.

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



                                          PLM EQUIPMENT GROWTH FUND III
                                          PARTNERSHIP
                                          By: PLM Financial Services, Inc.
                                              General Partner




Date:  May 13, 1997                       By: /s/ David Davis
                                              ---------------
                                              David J. Davis
                                              Vice President and
                                              Corporate Controller