Form 10-Q
period 1997-06-30
PLM EQUIPMENT GROWTH FUND III
filed 1997-08-08
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended June 30, 1997

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

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                                June 30,           December 31,
                                                                                                  1997                 1996
                                                                                             ------------------------------------
          Assets:

          Equipment held for operating lease, at cost                                         $     134,861        $   136,670
            Less accumulated depreciation                                                           (84,267 )          (78,607 )
                                                                                              ------------------------------------
              Net equipment                                                                          50,594             58,063

          Cash and cash equivalents                                                                   2,233              1,414
          Restricted cash and marketable securities                                                   6,119              5,966
          Investments in unconsolidated special-purpose entities                                      9,645             11,138
          Accounts and note receivable, net of allowance for doubtful
                accounts of $1,336 in 1997 and $1,381 in 1996                                         1,279              1,515
          Prepaid expenses and other assets                                                              23                 64
          Deferred charges, net of accumulated amortization of
                $453 in 1997 and $800 in 1996                                                           396                491
                                                                                              ------------------------------------

          Total assets                                                                        $      70,289        $    78,651
                                                                                              ====================================

          Liabilities and partners' capital:

          Liabilities:
          Accounts payable and accrued expenses                                               $         913        $     1,505
          Due to affiliates                                                                             856              1,297
          Lessee deposits and reserves for repairs                                                    7,404              7,552
          Note payable                                                                               39,823             40,284
                                                                                              ------------------------------------
              Total liabilities                                                                      48,996             50,638
                                                                                              ------------------------------------

          Partners' capital:
          Limited partners (9,871,073 depositary units as
                of June 30, 1997 and December 31, 1996)                                              21,293             28,013
          General Partner                                                                                 -                  -
                                                                                              ------------------------------------
              Total partners' capital                                                                21,293             28,013
                                                                                              ------------------------------------

          Total liabilities and partners' capital                                             $      70,289        $    78,651
                                                                                              ====================================












                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)




                                                                 For the Three Months               For the Six Months
                                                                    Ended June 30,                    Ended June 30,
                                                                  1997          1996                1997          1996
                                                               ------------------------------------------------------------
Revenues:

Lease revenue                                                  $  5,233       $  4,683           $ 10,224          9,369
Interest and other income                                            93            118                188            249
Net gain on disposition of equipment                                 35             19                124            852
                                                               ------------------------------------------------------------
    Total revenues                                                5,361          4,820             10,536         10,470
                                                               ------------------------------------------------------------

Expenses:

Depreciation and amortization                                     3,544          2,042              7,100          4,090
Marine equipment operating expense                                   14             56                 20             86
Repairs and maintenance                                             870          2,101              2,285          2,740
Interest expense                                                    807            757              1,604          1,637
Insurance expense                                                    66             71                112            136
Management fees to affiliate                                        302            306                594            507
General and administrative expenses to affiliates                   171            187                353            369
Other general and administrative expenses                           236            281                381            518
(Recovery of) provision for bad debt                                (20 )          (89 )              (46 )          629
                                                               ------------------------------------------------------------
    Total expenses                                                5,990          5,712             12,403         10,712
                                                               ------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                                      157              6                342            (62 )
                                                               ------------------------------------------------------------

Net loss                                                       $   (472 )     $   (886 )         $ (1,525 )         (304 )
                                                               ============================================================

Partners' share of net (loss) income:

Limited partners                                               $   (602 )     $ (1,016 )         $ (1,785 )         (643 )
General Partner                                                     130            130                260            339
                                                               ------------------------------------------------------------

Total                                                          $   (472 )     $   (886 )         $ (1,525 )         (304 )
                                                               ============================================================

Net loss per weighted-average depositary unit
      (9,871,073 units and  9,871,873 units as of
      June 30, 1997 and 1996, respectively)                    $  (0.06 )     $  (0.10 )         $  (0.18 )        (0.07 )
                                                               ============================================================

Cash distributions                                             $  2,598       $  2,600           $  5,195          6,769
                                                               ============================================================
Cash distributions per weighted-average
      depositary unit                                          $   0.25       $   0.25           $   0.50           0.65
                                                               ============================================================






                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to June 30, 1997
                            (in thousands of dollars)



                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------
   Partners' capital as of December 31, 1995           $   30,337         $     -         $   30,337

   Net income                                               9,162             598              9,760

   Repurchase of depositary units                            (120 )             -               (120 )

   Cash distributions                                     (11,366 )          (598 )          (11,964 )
                                                       -------------------------------------------------

   Partners' capital as of December 31, 1996               28,013               -             28,013

   Net (loss) income                                       (1,785 )           260             (1,525 )

   Cash distributions                                      (4,935 )          (260 )           (5,195 )
                                                       -------------------------------------------------

   Partners' capital as of June 30, 1997               $   21,293         $     -         $   21,293
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

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                                      For the Six Months
                                                                                                        Ended June 30,
                                                                                                     1997            1996
                                                                                                 -----------------------------
   Operating activities:

   Net loss                                                                                       $  (1,525 )     $    (304 )
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Net gain on disposition of equipment                                                              (124 )          (852 )
     Depreciation and amortization                                                                    7,100           4,090
     Equity in net (income) loss from unconsolidated special-purpose entities                          (342 )            62
     Sales-type lease income                                                                              -            (398 )
     Changes in operating assets and liabilities:
       Restricted cash and marketable securities                                                       (153 )          (153 )
       Accounts and note receivable, net                                                                236             255
       Prepaid expenses and other assets                                                                 41            (180 )
       Accounts payable and accrued expenses                                                           (592 )         1,144
       Due to affiliates                                                                               (441 )           329
       Lessee deposits and reserves for repairs                                                        (148 )            80
                                                                                                  ----------------------------
           Net cash provided by operating activities                                                  4,052           4,073
                                                                                                  ----------------------------

   Investing activities:

   Payments for purchases of equipment                                                                    -          (5,500 )
   Payments for capitalized improvements                                                               (137 )          (587 )
   Payments of acquisition-related fees to affiliate                                                      -            (303 )
   Payments received from sales-type leases                                                               -             724
   Distributions from unconsolidated special-purpose entities                                         1,835           1,734
   Proceeds from disposition of equipment                                                               725           4,350
                                                                                                  ----------------------------
           Net cash provided by investing activities                                                  2,423             418
                                                                                                  ----------------------------

   Financing activities:

   Proceeds from note payable                                                                             -           4,600
   Principal payments on note payable                                                                  (461 )        (4,686 )
   Cash distributions paid to limited partners                                                       (4,935 )        (6,430 )
   Cash distributions paid to General Partner                                                          (260 )          (339 )
   Repurchase of depositary units                                                                         -            (120 )
                                                                                                  ----------------------------
           Net cash used in financing activities                                                     (5,656 )        (6,975 )
                                                                                                  ----------------------------

   Net increase (decrease) in cash and cash equivalents                                                 819          (2,484 )

   Cash and cash equivalents at beginning of period                                                   1,414           3,243
                                                                                                  ----------------------------

   Cash and cash equivalents at end of period                                                     $   2,233       $     759
                                                                                                  ============================

   Supplemental information:

   Interest paid                                                                                  $   1,772       $   1,526
                                                                                                  ============================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997


1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of June 30, 1997 and December 31, 1996, the statements of operations for the three months and six months ended June 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $5.2 and $6.8 million for the six months ended June 30, 1997 and 1996, respectively. Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $4.9 million and $6.4 million during the six months ended June 30, 1997 and 1996 were deemed to be a return of capital.

4.   Investments in Unconsolidated Special-Purpose Entities

The net investment in unconsolidated special-purpose entities (USPEs) included the following jointly-owned equipment (and related assets and liabilities) (in thousands):


  %                                                                       June 30,           December 31,
Ownership                         Equipment                                 1997               1996
--------------------------------------------------------------------------------------------------------

 17%   Two trusts that own three commercial aircraft, two
       aircraft engines, and a portfolio of aircraft rotables            $  3,622           $    4,564
 56%   Marine vessel                                                        3,589                3,999
 17%   Trust that owns six commercial aircraft                              2,434                2,575
                                                                        ---------------------------------

         Investments in unconsolidated special-purpose entities          $  9,645           $   11,138
                                                                        =================================


5.   Transactions with General Partner and Affiliates

Partnership management fees payable to an affiliate of the General Partner were $0.9 million and $1.3 million as of June 30, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE-affiliated management fees of $46,000 and $20,000 were payable as of June 30, 1997 and December 31, 1996, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997


5.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1997 and 1996, are listed in the following table (in thousands):


                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                       1997           1996               1997            1996
                                                    --------------------------------------------------------------

   Management fees                                  $      46      $      70          $     88        $    137
   Insurance expense                                       25             29                52              55
   Data processing and administrative
      expenses                                             12             60                24              63


Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.

6.    Equipment

The components of owned equipment are as follows (in thousands):

                                                                 June 30,            December 31,
                                                                    1997                 1996
                                                               -------------------------------------

   Equipment held for operating leases:
     Aircraft and aircraft engines                              $   70,615           $    70,615
     Rail equipment                                                 34,815                35,733
     Marine containers                                              12,367                13,146
     Mobile offshore drilling unit                                   9,666                 9,666
     Trailers                                                        7,398                 7,510
                                                                ------------------------------------
                                                                   134,861               136,670
   Less accumulated depreciation                                   (84,267 )             (78,607 )
                                                                ------------------------------------
                                                                ====================================
     Net equipment                                              $   50,594           $    58,063
                                                                ====================================



As of June 30, 1997, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of 22 railcars and 30 marine containers with an aggregate carrying value of $0.2 million. As of December 31, 1996, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, with the exception of 1 aircraft, 32 marine containers and 67 railcars with an aggregate carrying value of $4.3 million.

During the six months ended June 30, 1997, the Partnership sold or disposed of marine containers, trailers, and railcars with an aggregate net book value of $0.6 million for aggregate proceeds of $0.7 million. During the six months ended June 30, 1996, the Partnership sold or disposed of aircraft engines, marine containers, trailers, and railcars with an aggregate net book value of $3.5 million for aggregate proceeds of $4.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased for the quarter ended June 30, 1997, compared to the same period of 1996. The following table presents results by owned equipment type (in thousands):

                                                       For the Three Months
                                                          Ended June 30,
                                                      1997              1996
                                                 ------------------------------------

   Aircraft and aircraft engines                    $     1,852    $           (40 )
   Rail equipment                                         1,277              1,120
   Trailers                                                 526                425
   Mobile offshore drilling unit                            396                  -
   Marine containers                                        269                402
   Marine vessels                                             -                560


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $2.0 million and $0.1 million, respectively, for the quarter ended June 30, 1997, compared to $1.1 million and $1.2 million, respectively, during the same period of 1996. The increase in contribution was due to higher revenues and lower repair and maintenance expenses in the second quarter of 1997, compared to the same period of 1996. The increase in revenues was due to one off-lease aircraft that went back on lease during the first quarter of 1997. The repair and maintenance expenses of $1.2 million in the second quarter of 1996 were for repairs to this aircraft to prepare it for re-lease.

Rail equipment: Railcar lease revenues and direct expenses were $1.9 million and $0.6 million, respectively, for the quarter ended June 30, 1997, compared to $1.9 million and $0.8 million, respectively, during the same period of 1996. The increase in railcar contribution resulted from running repairs required on certain railcars in the fleet during the second quarter of 1996 that were not needed during the second quarter of 1997.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the quarter ended June 30, 1997, compared to $0.5 million and $0.1 million, respectively, during the same period of 1996. All trailers had made the transition to the PLM-affiliated short-term rental yards as of June 30, 1997. Trailers earned higher lease rates while in the affiliated short-term rental yards than they earned during the same period of 1996 while they were on term lease. This increase was partially offset by lower revenues caused by reduced trailer utilization.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.4 million and $14,000, respectively, for the quarter ended June 30, 1997. The Partnership acquired and placed into lease service one mobile offshore drilling unit in the third quarter of 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.3 million and $2,000, respectively, for the quarter ended June 30, 1997, compared to $0.4 million and $3,000, respectively, during the same period of 1996. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet and a decrease in utilization has been a decrease in marine container contribution.

Marine vessels: Marine vessels lease revenues and direct expenses were $0.7 million and $0.1 million, respectively, for the second quarter of 1996. The decrease of contribution from marine vessels in the second quarter of 1997 was due to the sale of all the Partnership's marine vessels during 1996.

(B)   Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.1 million for the quarter ended June 30, 1997 increased from $3.5 million for the same period of 1996. The variance is explained as follows:

     (1) An increase of $1.5 million in depreciation and amortization expense from 1996 levels reflects the Partnership's depreciation on equipment purchased in 1996, offset by the sale or disposition of certain Partnership assets during 1997 and 1996 and by the Partnership's use of the double-declining balance method of depreciation.

     (2) An increase of $0.1 million in bad debt expense primarily reflects the Partnership's evaluation of collectibility of certain receivable balances.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the second quarter of 1997 was $35,000, resulting from the disposition of marine containers, trailers, and railcars with an aggregate net book value of $0.3 million for aggregate proceeds of $0.4 million. The net gain of $19,000 in the second quarter of 1996 resulted from the disposition of aircraft engines, marine containers, railcars, and trailers with an aggregate net book value of $0.3 million for aggregate proceeds of $0.3 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                     For the Three Months
                                                        Ended June 30,
                                                    1997              1996
                                               -------------------------------------

   Aircraft, aircraft engines and rotables     $           215   $            91
   Marine vessels                                          (58 )             (84 )
   Mobile offshore drilling unit                             -                 -


Aircraft, aircraft engines, and rotables: The Partnership's share of aircraft revenues and expenses was $0.7 million and $0.5 million, respectively, for the quarter ended June 30, 1997, compared to $0.8 million and $0.7 million, respectively, during the same period of 1996. As of June 30, 1997, the Partnership had a partial beneficial interest in three trusts that hold nine commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. The increase in contribution was due to a lower depreciation expense, which was partially offset by a decrease in revenues due to the liquidation of the Partnership's 50% investment in an aircraft engine resulting the General Partner's sale of the asset in the third quarter of 1996.

Marine vessels: The Partnership's share of revenues and expenses of marine vessels was $0.3 million and $0.4 million, respectively, for the quarter ended June 30, 1997, compared to $0.4 million and $0.5 million, respectively, for the same period of 1996. The decrease in loss was due to a lower depreciation expense for the quarter ended June 30, 1997, compared to the same period of 1996.

Mobile offshore drilling unit: The Partnership's share of revenues and expenses of the mobile offshore drilling unit was $0.3 million and $0.3 million, respectively, for the second quarter of 1996. The Partnership liquidated its 45% investment in an entity that owned a mobile offshore drilling unit during 1996 as a result of the General Partner's sale of the asset.

(E)  Net Loss

The Partnership's net loss of $0.5 million in the second quarter of 1997 decreased from a net loss of $0.9 million in the second quarter of 1996. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance for the three months ended June 30, 1997 is not necessarily indicative of future periods. In the second quarter of 1997, the Partnership distributed $2.5 million to the limited partners, or $0.25 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased for the six months ended 1997 when compared to the same period of 1996. The following table presents results by owned equipment type (in thousands):

                                                      For the Six Months
                                                        Ended June 30,
                                                    1997              1996
                                               -------------------------------------

   Rail equipment                              $         2,810   $         2,585
   Aircraft and aircraft engines                         2,756             1,034
   Trailers                                                927               836
   Mobile offshore drilling unit                           794                 -
   Marine containers                                       571               820
   Marine vessels                                           (5 )           1,158


Rail equipment: Railcar lease revenues and direct expenses were $3.8 million and $1.0 million, respectively, for the six months ended 1997, compared to $3.9 million and $1.3 million, respectively, during the same quarter of 1996. The increase in railcar contribution resulted from running repairs required on certain railcars in the fleet during the first six months of 1996 that were not needed during the same period of 1997.

Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $4.0 million and $1.2 million, respectively, for the six months ended June 30, 1997, compared to $2.3 million and $1.3 million, respectively, during the same quarter of 1996. The increase of contribution was due to higher lease revenues and a lower repair and maintenance expense for the six months ended June 30, 1997, compared to the same period of 1996. The increase in revenues was due to one off-lease aircraft that went back on lease during the first quarter of 1997.

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the six months ended June 30, 1997, compared to $1.0 million and $0.2 million, respectively, during the same quarter of 1996. The increase in trailer contribution resulted from running repairs required on certain trailers in the fleet during the first six months of 1996 that were not needed during the same period of 1997.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.8 million and $20,000, respectively, for the six months ended June 30, 1997. The Partnership acquired and placed into lease service one mobile offshore drilling unit in the third quarter of 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.6 million and $5,000, respectively, for the six months ended June 30, 1997, compared to $0.8 million and $6,000, respectively, during the same period of 1996. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet and a decrease in utilization has been a decrease in marine container net contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were zero and $5,000, respectively, for the six months ended June 30, 1997, compared to $1.4 million and $0.2 million, respectively, during the same period of 1996. The decrease of contribution from marine vessels in 1997 was due to the sale of all the Partnership's marine vessels during 1996.

(B)   Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $10.0 million for the six months ended June 30, 1997 increased from $7.8 million for the same period of 1996. The variance is explained as follows:

     (1) An increase in depreciation expense of $3.0 million from 1996 levels reflects the Partnership's depreciation on equipment purchased in 1996, offset by the sale or disposition of certain Partnership assets during 1997 and 1996 and by the Partnership's use of the double-declining balance method of depreciation.

     (2) A decrease of $0.7 million in bad debt expense from 1996 levels primarily reflects the Partnership's evaluation of the collectibility of certain receivable balances.

     (3) A decrease of $0.1 million in general and administrative expense was due to a decrease in Canadian receipts tax because of a decrease in Canadian revenues earned by railcars.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment was $0.1 million for the six months ended June 30, 1997, resulting from the disposition of marine containers, trailers, and railcars, compared to the net gain of $0.9 million in the same period of 1996, resulting from the disposition of aircraft engines, marine containers, trailers, and railcars.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                        For the Six Months
                                                          Ended June 30,
                                                      1997              1996
                                                 ------------------------------------

   Aircraft and aircraft engines and rotables        $      431    $           174
   Marine vessels                                           (89 )             (231 )
   Mobile offshore drilling unit                              -                 (5 )


Aircraft, aircraft engines, and rotables: The Partnership's share of aircraft revenues and expenses was $1.4 million and $1.0 million, respectively, for the quarter ended June 30, 1997, compared to $1.6 million and $1.4 million, respectively, during the same period of 1996. As of June 30, 1997, the Partnership had a partial beneficial interest in three trusts that hold nine commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. The increase in contribution was due to a lower depreciation expense, which was partially offset by a decrease in revenues due to the liquidation of the Partnership's 50% investment in an aircraft engine, resulting from the General Partner's sale of the asset in the third quarter of 1996.

Marine vessels: The Partnership's share of revenues and expenses of marine vessels was $0.7 million and $0.8 million, respectively, for the quarter ended June 30, 1997, compared to $0.8 million and $1.0 million, respectively, for the same period of 1996. The decrease in loss was due to a lower depreciation expense for the six months ended June 30, 1997, compared to the same period of 1996.

Mobile offshore drilling unit: The Partnership's share of revenues and expenses of the mobile offshore drilling unit was $0.6 million and $0.6 million, respectively, for the second quarter of 1996. The Partnership liquidated its 45% investment in a mobile offshore drilling unit during 1996 as a result of the General Partner's sale of the asset.

(E)  Net Loss

The Partnership had a net loss of $1.5 million for the six months ended June 30, 1997, compared to a net loss of $0.3 million in the same period of 1996. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 1997 is not necessarily indicative of future periods. The Partnership distributed $4.9 million to the limited partners, or $0.50 per weighted-average depositary unit in the six months ended June 30, 1997.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The Partnership purchased its initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's limited partnership agreement. In addition, the Partnership, under its current loan agreement, does not have the capacity to incur additional debt. Therefore, the Partnership relies on operating cash flow to meet its operating obligations and to make cash distributions to the limited partners.

For the six months ended June 30, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities, plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 1997 of approximately $5.2 million) to the partners. During the six months ended June 30, 1997, the General Partner sold equipment on behalf of the Partnership and realized proceeds of $0.7 million.

During the first six months of 1997, the Partnership paid down $0.5 million of the outstanding note balance as a result of asset sales.


(III)  OUTLOOK FOR THE FUTURE

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

(IV)  FORWARD-LOOKING INFORMATION

Except for historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

                                            PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Second amendment to the second amended and restated limited partnership agreement

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



                                     PLM EQUIPMENT GROWTH FUND III

                                     By: PLM Financial Services, Inc.
                                         General Partner




Date:  August 8, 1997                By: /s/ Richard Brock
                                         -----------------
                                         Richard Brock
                                         Vice President and
                                         Corporate Controller