Form 10-Q
period 1997-09-30
PLM EQUIPMENT GROWTH FUND III
filed 1997-11-04
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1997

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                               September 30,          December 31,
                                                                                                  1997                 1996
                                                                                             ------------------------------------
          Assets:

          Equipment held for operating lease, at cost                                         $     126,417        $   136,670
            Less accumulated depreciation                                                           (80,981 )          (78,607 )
                                                                                              ------------------------------------
              Net equipment                                                                          45,436             58,063

          Cash and cash equivalents                                                                   4,118              1,414
          Restricted cash and marketable securities                                                   5,963              5,966
          Investments in unconsolidated special-purpose entities                                      9,399             11,138
          Accounts and note receivable, net of allowance for doubtful
                accounts of $1,472 in 1997 and $1,381 in 1996                                         1,353              1,515
          Prepaid expenses and other assets                                                               3                 64
          Deferred charges, net of accumulated amortization of
                $307 in 1997 and $800 in 1996                                                           348                491
                                                                                              ------------------------------------

          Total assets                                                                        $      66,620        $    78,651
                                                                                              ====================================

          Liabilities and partners' capital:

          Liabilities:
          Accounts payable and accrued expenses                                               $         773        $     1,505
          Due to affiliates                                                                             645              1,297
          Lessee deposits and reserves for repairs                                                    7,007              7,552
          Note payable                                                                               39,287             40,284
                                                                                              ------------------------------------
              Total liabilities                                                                      47,712             50,638
                                                                                              ------------------------------------

          Partners' capital:
          Limited partners (9,871,073 depositary units as
                of September 30, 1997 and December 31, 1996)                                         18,908             28,013
          General Partner                                                                                 -                  -
                                                                                              ------------------------------------
              Total partners' capital                                                                18,908             28,013
                                                                                              ------------------------------------

          Total liabilities and partners' capital                                             $      66,620        $    78,651
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

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)



                                                                 For the Three Months               For the Nine Months
                                                                  Ended September 30,               Ended September 30,
                                                                  1997          1996                1997          1996
                                                               ------------------------------------------------------------
Revenues:

Lease revenue                                                  $  5,152      $   4,555           $ 15,377      $  13,924
Interest and other income                                           119            116                306            364
Net gain on disposition of equipment                                734          5,494                858          6,347
                                                               ------------------------------------------------------------
    Total revenues                                                6,005         10,165             16,541         20,635
                                                               ------------------------------------------------------------

Expenses:

Depreciation and amortization                                     3,544          3,010             10,644          7,100
Marine equipment operating expense                                  133            198                154            284
Repairs and maintenance                                             570            712              2,855          3,452
Interest expense                                                    818            622              2,422          2,259
Insurance expense                                                    54             73                165            233
Management fees to affiliate                                        290            241                883            749
General and administrative expenses to affiliates                   187            122                540            492
Other general and administrative expenses                           163            347                543            839
Provision for bad debt                                              138            155                 93            784
                                                               ------------------------------------------------------------
    Total expenses                                                5,897          5,480             18,299         16,192
                                                               ------------------------------------------------------------

Equity in net income of unconsolidated
      special-purpose entities                                      104          6,968                446          6,905
                                                               ------------------------------------------------------------

Net income (loss)                                              $    212      $  11,653           $ (1,312 )    $  11,348
                                                               ============================================================

Partners' share of net income (loss):

Limited partners                                               $     82      $  11,523           $ (1,702 )    $  10,879
General Partner                                                     130            130                390            469
                                                               ------------------------------------------------------------

Total                                                          $    212      $  11,653           $ (1,312 )    $  11,348
                                                               ============================================================

Net income (loss) per weighted-average depositary unit
      (9,871,073 units as of September 30, 1997 and
      1996)                                                    $   0.01      $    1.17           $  (0.17 )    $    1.10
                                                               ============================================================

Cash distributions                                             $  2,598      $   2,598           $  7,793      $   9,367
                                                               ============================================================
Cash distributions per weighted-average
      depositary unit                                          $   0.25      $    0.25           $   0.75      $    0.90
                                                               ============================================================






                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1995 to September 30, 1997
                            (in thousands of dollars)



                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------

   Partners' capital as of December 31, 1995           $   30,337         $     -         $   30,337

   Net income                                               9,162             598              9,760

   Repurchase of depositary units                            (120 )             -               (120 )

   Cash distributions                                     (11,366 )          (598 )          (11,964 )
                                                       -------------------------------------------------

   Partners' capital as of December 31, 1996               28,013               -             28,013

   Net income (loss)                                       (1,702 )           390             (1,312 )

   Cash distributions                                      (7,403 )          (390 )           (7,793 )
                                                       -------------------------------------------------

   Partners' capital as of September 30, 1997          $   18,908         $     -         $   18,908
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

                                                 PLM EQUIPMENT GROWTH FUND III
                                                    (A Limited Partnership)
                                                   STATEMENTS OF CASH FLOWS
                                                    (thousands of dollars)

                                                                                                     For the Nine Months
                                                                                                     Ended September 30,
                                                                                                     1997            1996
                                                                                                 -----------------------------
   Operating activities:

   Net income (loss)                                                                              $  (1,312 )    $   11,348
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Net gain on disposition of equipment                                                              (858 )        (6,347 )
     Depreciation and amortization                                                                   10,644           7,100
     Equity in net income from unconsolidated special-purpose entities                                 (446 )        (6,905 )
     Sales-type lease income                                                                              -          (1,885 )
     Changes in operating assets and liabilities:
       Restricted cash and marketable securities                                                          3            (230 )
       Accounts and note receivable, net                                                                162             831
       Prepaid expenses and other assets                                                                 61              74
       Accounts payable and accrued expenses                                                           (732 )           270
       Due to affiliates                                                                               (652 )             2
       Lessee deposits and reserves for repairs                                                        (545 )          (481 )
                                                                                                  ----------------------------
           Net cash provided by operating activities                                                  6,325           3,777
                                                                                                  ----------------------------

   Investing activities:

   Payments for purchases of equipment                                                                    -         (28,540 )
   Payments for capitalized improvements                                                               (156 )          (679 )
   Payments of acquisition-related fees to affiliate                                                      -          (1,569 )
   Payments received from sales-type leases                                                               -           6,403
   Distributions from unconsolidated special-purpose entities                                         2,185          16,214
   Proceeds from disposition of equipment                                                             3,140          13,297
                                                                                                  ----------------------------
           Net cash provided by investing activities                                                  5,169           5,126
                                                                                                  ----------------------------

   Financing activities:

   Proceeds from note payable                                                                             -          19,148
   Principal payments on note payable                                                                  (997 )       (19,575 )
   Cash distributions paid to limited partners                                                       (7,403 )        (8,898 )
   Cash distributions paid to General Partner                                                          (390 )          (469 )
   Repurchase of depositary units                                                                         -            (120 )
                                                                                                  ----------------------------
           Net cash used in financing activities                                                     (8,790 )        (9,914 )
                                                                                                  ----------------------------

   Net increase (decrease) in cash and cash equivalents                                               2,704          (1,011 )

   Cash and cash equivalents at beginning of period                                                   1,414           3,243
                                                                                                  ----------------------------

   Cash and cash equivalents at end of period                                                     $   4,118      $    2,232
                                                                                                  ============================

   Supplemental information:

   Interest paid                                                                                  $   2,631      $    2,157
                                                                                                  ============================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of September 30, 1997 and December 31, 1996, the statements of operations for the three months and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $7.8 and $9.4 million for the nine months ended September 30, 1997 and 1996, respectively. Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $7.4 million during the nine months ended September 30, 1997 were deemed to be a return of capital. None of the cash distributions to the limited partners during the nine months ended September 30, 1996 were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1997 of $2.6 million, are payable during November 1997.

4.   Investments in Unconsolidated Special-Purpose Entities

The net investment in unconsolidated special-purpose entities (USPEs) included the following jointly-owned equipment (and related assets and liabilities) (in thousands):

  %                                                                      September 30,        December 31,
Ownership                         Equipment                                 1997               1996
---------------------------------------------------------------------------------------------------------

 17%   Two trusts that own three commercial aircraft, two
       aircraft engines, and a portfolio of aircraft rotables            $  3,821           $    4,564
 56%   Marine vessel                                                        3,414                3,999
 17%   Trust that owns six commercial aircraft                              2,164                2,575
                                                                        ---------------------------------

         Investments in unconsolidated special-purpose entities          $  9,399           $   11,138
                                                                        =================================


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


5.    Equipment

The components of owned equipment are as follows (in thousands):

                                                                 September 30,           December 31,
                                                                       1997                     1996
                                                               ---------------------------------------------

   Equipment held for operating leases:
     Aircraft and aircraft engines                               $       64,832            $     70,615
     Rail equipment                                                      34,811                  35,733
     Marine containers                                                    9,821                  13,146
     Mobile offshore drilling unit                                        9,666                   9,666
     Trailers                                                             7,287                   7,510
                                                                --------------------------------------------
                                                                        126,417                 136,670
   Less accumulated depreciation                                        (80,981 )               (78,607 )
                                                                --------------------------------------------
                                                                ============================================
     Net equipment                                               $       45,436            $     58,063
                                                                ============================================


As of September 30, 1997, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of 45 railcars and 28 marine containers with an aggregate carrying value of $0.4 million. As of December 31, 1996, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, with the exception of 1 aircraft, 32 marine containers, and 67 railcars with an aggregate carrying value of $4.3 million.

In the fourth quarter of 1996, the Partnership ended its reinvestment phase in accordance with the Limited Partnership Agreement; therefore, no equipment was purchased during the nine months ended September 30, 1997. Capital improvements to the Partnership's equipment of $0.2 million and $0.7 million were made during the nine months ended September 30, 1997 and September 30, 1996, respectively. During the nine months ended September 30, 1996, the Partnership purchased three commercial aircraft and one mobile offshore drilling unit for $28.5 million, and incurred acquisition fees of $1.3 million and lease negotiation fees of $0.3 million to FSI.

During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers, trailers, railcars, and an aircraft with an aggregate net book value of $2.2 million for aggregate proceeds of $3.1 million. During the nine months ended September 30, 1996, the Partnership disposed of marine containers, railcars, aircraft engines, and trailers with an aggregate net book value of $3.7 million for aggregate proceeds of $4.6 million. In addition, the Partnership sold marine vessels with a carrying value, net of drydock and selling expenses, of $3.3 million for proceeds of $8.7 million.

6.   Transactions with General Partner and Affiliates

Partnership management fees payable to an affiliate of the General Partner were $0.6 million and $1.3 million as of September 30, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE-affiliated management fees of $66,000 and $20,000 were payable as of September 30, 1997 and December 31, 1996, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


6.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1997 and 1996, are listed in the following table (in thousands):


                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1997           1996               1997            1996
                                                    --------------------------------------------------------------

   Management fees                                  $      43      $      65          $    132        $    202
   Insurance expense                                       17             25                69              80
   Data processing and administrative
      expenses                                             12             33                35              55


Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.

7.    Subsequent Event

On October 2, 1997, the Partnership made an optional prepayment of $1.1 million on the outstanding note payable using the proceeds from the sale of an aircraft which was sold during the third quarter of 1997.





                      (this space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased for the quarter ended September 30, 1997, compared to the same period of 1996. The following table presents results by owned equipment type (in thousands):


                                                       For the Three Months
                                                        Ended September 30,
                                                      1997              1996
                                                 ------------------------------------

   Aircraft and aircraft engines                    $   1,994      $      1,055
   Rail equipment                                       1,422             1,340
   Mobile offshore drilling unit                          404               302
   Trailers                                               370               476
   Marine containers                                      352               355
   Marine vessels                                        (138 )              54


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $2.0 million and $40,000 million, respectively, for the quarter ended September 30, 1997, compared to $1.1 million and $28,000 million, respectively, during the same period of 1996. The increase in contribution was due to higher revenues in the third quarter of 1997, compared to the same period of 1996. The increase in revenues was due to the acquisition of three commercial aircraft in September of 1996 and one off-lease aircraft that went back on lease during the first quarter of 1997.

Rail equipment: Railcar lease revenues and direct expenses were $1.9 million and $0.5 million, respectively, for the quarter ended September 30, 1997, compared to $2.0 million and $0.7 million, respectively, during the same period of 1996. The increase in railcar contribution resulted from running repairs required on certain railcars in the fleet during the third quarter of 1996 that were not needed during the third quarter of 1997.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.4 million and $10,000, respectively, for the quarter ended September 30, 1997, compared to $0.3 million and $4,000, respectively, during the same period of 1996. The increase in contribution was due to higher revenues resulting from the Partnership's acquisition of one mobile offshore drilling unit in August 1996.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the quarter ended September 30, 1997, compared to $0.6 million and $0.1 million, respectively, during the same period of 1996. The decrease in contribution was due to lower revenues caused by reduced trailer utilization and the disposition of trailers.

Marine containers: Marine container lease revenues and direct expenses were $0.4 million and $2,000, respectively, for the quarter ended September 30, 1997, compared to $0.4 million and $2,000, respectively, during the same period of 1996.

Marine vessels: Marine vessels lease revenues and direct expenses were zero and $0.1 million, respectively, for the quarter ended September 30, 1997, compared to $0.3 million and $0.2 million, respectively, for the third quarter of 1996. The decrease in contribution from marine vessels in the third quarter of 1997 was due to the sale of all the Partnership's marine vessels during 1996. The $0.1 million expense in the third quarter of 1997 was for supplemental insurance for a sold vessel.

(B)   Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.1 million for the quarter ended September 30, 1997 increased from $4.5 million for the same period of 1996. The variance is explained as follows:

     (1) An increase of $0.5 million in depreciation and amortization expense from 1996 levels reflects the Partnership's depreciation on equipment purchased in 1996, which was partially offset by the sale or disposition of certain Partnership assets during 1997 and 1996.

     (2) An increase of $0.2 million in interest expense was due to an increase in the interest rate on the Partnership's note payable for the third quarter of 1997, compared to the same quarter of 1996.

     (3) A decrease of $0.1 million in general and administrative expenses was due primarily to decreased property taxes on equipment due to the disposition of equipment.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the third quarter of 1997 was $0.7, which resulted from the disposition of marine containers, trailers, a railcar, and an aircraft with an aggregate net book value of $1.7 million for aggregate proceeds of $2.4 million. The net gain on the disposition of owned equipment was $5.4 million in the third quarter of 1996, which resulted from the disposition of vessels, marine containers, railcars, and trailers with an aggregate net book value of $4.3 million for aggregate proceeds of $9.7 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):


                                                     For the Three Months
                                                      Ended September 30,
                                                    1997              1996
                                               -------------------------------------

   Aircraft, aircraft engines, and rotables    $        158      $         696
   Marine vessels                                       (54 )             (307 )
   Mobile offshore drilling unit                          -              6,579


Aircraft, aircraft engines, and rotables: The Partnership's share of aircraft revenues and expenses was $0.6 million and $0.4 million, respectively, for the quarter ended September 30, 1997, compared to $1.3 million and $0.6 million, respectively, during the same period of 1996. The Partnership's share of aircraft revenues for the quarter ended September 30, 1996 included the gain of $0.7 million from the liquidation of the Partnership's 50% investment in an aircraft engine. As of September 30, 1997, the Partnership had a partial beneficial interest in three trusts that hold nine commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. The decrease in contribution was due to the liquidation of the Partnership's 50% investment in an aircraft engine, resulting from the General Partner's sale of the asset in the third quarter of 1996.

Marine vessels: The Partnership's share of revenues and expenses of marine vessels was $0.3 million and $0.4 million, respectively, for the quarter ended September 30, 1997, compared to $0.3 million and $0.6 million, respectively, for the same period of 1996. The decreased loss from marine vessels was due to lower repair and maintenance expenses and a lower depreciation expense for the quarter ended September 30, 1997, compared to the same period of 1996.

Mobile offshore drilling unit: The Partnership's share of revenues and expenses of the mobile offshore drilling unit was $6.6 million and $20,000, respectively, for the third quarter of 1996. The Partnership liquidated its 45% investment in an entity that owned a mobile offshore drilling unit during 1996 as a result of the General Partner's sale of the asset.

(E)  Net Income

The Partnership's net income of $0.2 million in the third quarter of 1997 decreased from $11.7 million in the third quarter of 1996. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance for the three months ended September 30, 1997 is not necessarily indicative of future periods. In the third quarter of 1997, the Partnership distributed $2.5 million to the limited partners, or $0.25 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased for the nine months ended September 30, 1997 when compared to the same period of 1996. The following table presents results by owned equipment type (in thousands):

                                                      For the Nine Months
                                                      Ended September 30,
                                                    1997              1996
                                               --------------------------------

   Aircraft and aircraft engines               $      4,751      $       2,089
   Rail equipment                                     4,232              3,925
   Trailers                                           1,296              1,312
   Mobile offshore drilling unit                      1,198                302
   Marine containers                                    923              1,175
   Marine vessels                                      (143 )            1,212

Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $6.0 million and $1.2 million, respectively, for the nine months ended September 30, 1997, compared to $3.4 million and $1.3 million, respectively, during the same quarter of 1996. The increase in contribution was due to higher lease revenues for the nine months ended September 30, 1997, compared to the same period of 1996. The increase in revenues was due to the acquisition of three commercial aircraft during the third quarter of 1996 and one aircraft that was off-lease in 1996 which went back on lease during the first quarter of 1997.

Rail equipment: Railcar lease revenues and direct expenses were $5.7 million and $1.5 million, respectively, for the nine months ended 1997, compared to $5.8 million and $1.9 million, respectively, during the same period of 1996. The increase in railcar contribution resulted from running repairs required on certain railcars in the fleet during the first nine months of 1996 that were not needed during the same period of 1997.

Trailers: Trailer lease revenues and direct expenses were $1.5 million and $0.2 million, respectively, for the nine months ended September 30, 1997, compared to $1.5 million and $0.2 million, respectively, during the same period of 1996.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $1.2 million and $31,000, respectively, for the nine months ended September 30, 1997, compared to $0.3 million and $4,000, respectively, during the same period of 1996. The increase in contribution was due to higher revenues resulting from the Partnership's acquisition of one mobile offshore drilling unit in August 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.9 million and $8,000, respectively, for the nine months ended September 30, 1997, compared to $1.2 million and $9,000, respectively, during the same period of 1996. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet and a decrease in utilization has been a decrease in marine container net contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were zero and $0.1 million, respectively, for the nine months ended September 30, 1997, compared to $1.7 million and $0.5 million, respectively, during the same period of 1996. The decrease of contribution from marine vessels in 1997 was due to the sale of all the Partnership's marine vessels during 1996. The $0.1 million expense in the third quarter of 1997 was for supplemental insurance for a sold vessel.

(B)   Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $15.2 million for the nine months ended September 30, 1997 increased from $12.3 million for the same period of 1996. The variance is explained as follows:

     (1) An increase in depreciation expense of $3.5 million from 1996 levels reflects the Partnership's depreciation on equipment purchased in 1996, which was partially offset by the sale or disposition of certain Partnership assets during 1997 and 1996.

     (2) An increase of $0.2 million in interest expense was due to an increase in interest rate on the Partnership's note payable for the nine months ended September 30, 1997, compared to the same period of 1996.

     (3) An increase of $0.1 million in management fees was due to higher lease revenue for the nine months ended September 30, 1997, compared to the same period of 1996.

     (4) A decrease of $0.7 million in bad debt expense from 1996 levels primarily reflects increase in the General Partner reserve for uncollected outstanding receivables in 1996 for an aircraft lessee that encountered financial difficulties.

     (5) A decrease of $0.2 million in general and administrative expenses was primarily due to a decrease in Canadian receipts tax because of lower Canadian revenues earned by railcars.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment was $0.9 million for the nine months ended September 30, 1997, resulting from the disposition of marine containers, trailers, railcars, and an aircraft with an aggregate net book value of $2.2 million for aggregate proceeds of $3.1 million, compared to a net gain of $6.3 million for the nine months ended September 30, 1996 from the disposition of aircraft engines, marine vessels, marine containers, trailers, and railcars with an aggregate net book value of $7.0 million for aggregate proceeds of $13.3 million.

(D)  Interest and Other Income

Interest and other income decreased $0.1 million for the nine months ended September 30, 1997, when compared to the same period of 1996, due primarily to lower interest income because of lower cash balances available for investment.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                        For the Nine Months
                                                        Ended September 30,
                                                      1997              1996
                                                 ------------------------------------

   Aircraft, aircraft engines, and rotables         $     588      $        869
   Marine vessels                                        (142 )            (538 )
   Mobile offshore drilling unit                            -             6,574


Aircraft, aircraft engines, and rotables: The Partnership's share of aircraft revenues and expenses was $2.1 million and $1.5 million, respectively, for the nine months ended September 30, 1997, compared to $2.9 million and $2.0 million, respectively, during the same period of 1996. As of September 30, 1997, the Partnership had a partial beneficial interest in three trusts that hold nine commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. The decrease in contribution was due to the liquidation of the Partnership's 50% investment in an aircraft engine, resulting from the General Partner's sale of the asset in the third quarter of 1996.

Marine vessels: The Partnership's share of revenues and expenses of marine vessels was $1.0 million and $1.1 million, respectively, for the nine months ended September 30, 1997, compared to $1.0 million and $1.5 million, respectively, for the same period of 1996. The decreased contribution from marine vessels was due to lower repair and maintenance expenses and a lower depreciation expense for the nine months ended September 30, 1997, compared to the same period of 1996.

Mobile offshore drilling unit: The Partnership's share of revenues and expenses of the mobile offshore drilling unit was $7.2 million and $0.6 million, respectively, for the nine months ended September 30, 1996. The Partnership liquidated its 45% investment in a mobile offshore drilling unit during 1996 as a result of the General Partner's sale of the asset.

(F)  Net Income (Loss)

The Partnership had a net loss of $1.3 million for the nine months ended September 30, 1997, compared to a net income of $11.3 million in the same period of 1996. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended
September 30, 1997 is not necessarily indicative of future periods. The Partnership distributed $7.4 million to the limited partners, or $0.75 per weighted-average depositary unit, in the nine months ended September 30, 1997.

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

For the nine months ended September 30, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities, plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 1997 of approximately $7.8 million) to the partners. During the nine months ended September 30, 1997, the General Partner sold equipment on behalf of the Partnership and realized proceeds of $3.1 million.

During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers, trailers, railcars, and an aircraft with an aggregate net book value of $2.2 million for aggregate proceeds of $3.1 million.

During the second quarter of 1996, the cash distribution rate was reduced to more closely reflect current and expected net cash flows from operations.
Continued weak market conditions in certain equipment sectors and equipment sales have reduced overall lease revenues in the Partnership. In addition, with the onset of the equipment liquidation phase of the Partnership beginning in 1999, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations, will continue to become progressively smaller as assets are sold. Although operating distribution levels will be reduced, significant asset sales may result in potential special distributions to unitholders.

From January 1, 1997 through November 4, 1997, the Partnership repaid optional prepayment of $2.1 million of the outstanding note balance as a result of asset sales.

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

              None.

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



                                     PLM EQUIPMENT GROWTH FUND III

                                     By: PLM Financial Services, Inc.
                                         General Partner




Date:  November 4, 1997              By: /s/ Richard Brock
                                         -----------------
                                         Richard Brock
                                         Vice President and
                                         Corporate Controller