Form 10-K
period 1997-12-31
PLM EQUIPMENT GROWTH FUND III
filed 1998-03-24
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997.

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

Aggregate market value of voting stock:  N/A

Indicate the number of units outstanding of each of the issuer's classes of partnership units, as of the latest practicable date:

                  Class                          Outstanding at March 20, 1998
     Limited partnership depositary units:             9,871,073
     General Partnership units:                                1

An index of exhibits filed with this Form 10-K is located at page 25.

Total number of pages in this report:  45

                                     PART I
Item 1.           BUSINESS

(A)     Background

On October 27, 1987, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 10,000,000 depositary units (the units) in PLM Equipment Growth Fund III, a California limited partnership (the Partnership, the Registrant, or EGF III). The Partnership's offering became effective on March 21, 1988. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of owning and leasing transportation and related equipment to be operated by or leased to various shippers and transportation companies.

The Partnership was formed to engage in the business of owning and managing a diversified pool of used and new transportation-related equipment and certain other items of equipment. The Partnership's primary objectives are:

     (1) to acquire a diversified portfolio of low-obsolescence equipment with long lives and high residual values with the net proceeds of the initial Partnership offering, supplemented by debt financing if deemed appropriate by the General Partner. The General Partner sought to purchase a diversified pool of used transportation and related equipment, which, due to supply and demand being out of equilibrium, is priced below its inherent value. The General Partner places the equipment on lease or under other contractual agreements with creditworthy lessees and operators of equipment. A lessee's creditworthiness is determined by PLM's Credit Review Committee (the Committee), which is made up of members of PLM's senior management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, its financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate sufficient net operating cash flows from lease operations to meet existing liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell and purchase other equipment to add to the Partnership's initial equipment portfolio. The General Partner sells equipment when it believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will not equal or exceed other equipment investment opportunities. Proceeds from these sales, together with excess net operating cash flow from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)) that remain after cash distributions have been made to the Partners, are used to acquire additional equipment throughout the intended seven-year reinvestment phase of the Partnership;

     (4) to preserve and protect the value of the portfolio through quality management, maintaining diversity and constantly monitoring equipment markets.

The offering of the units of the Partnership closed on May 11, 1989. On August 16, 1991, the units of the Partnership began trading on the American Stock Exchange (AMEX). Thereupon, each unitholder received a depositary receipt representing ownership of the number of units owned by such unitholder. The General Partner delisted the Partnership's depositary units from the AMEX, which had traded with the symbol GFZ, on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. As of December 31, 1997, there were 9,871,073 depositary units outstanding. The General Partner contributed $100 for its 5% General Partner interest in the Partnership.

During the first seven years of operations, which ended on December 31, 1996, a portion of cash flow and surplus funds were used to purchase additional equipment and a portion was distributed to the partners. Beginning after the Partnership's seventh year of operations which began on January 1, 1997, cash flow and surplus funds, if any, are being distributed to the partners. Beginning in the eleventh year of operations of the Partnership, the General Partner will commence to liquidate the assets of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events. This Partnership will terminate on December 31, 2000, unless terminated earlier upon sale of all equipment or by certain other events.

     Table 1, below, lists the cost of the equipment in the Partnership portfolio and the cost of investments in unconsolidated special-purpose entities as of December 31, 1997 (in thousands of dollars):

                                     TABLE 1

 Units                            Type                                       Manufacturer                    Cost
-------------------------------------------------------------------------------------------------------------------------

Equipment held for operating leases:

      1    Dash 8-300                                             Dehavilland                             $    5,748
      3    737-200 Stage II commercial aircraft                   Boeing                                      30,506
      1    DC-9-32  Stage II commercial aircraft                  McDonnell Douglas                           10,028
      1    Mobile offshore drilling unit                          Falcon Drilling Company                      9,666
    550    Marine containers                                      Various                                      7,421
    119    Coal cars                                              Various                                      4,788
  1,260    Tank cars                                              Various                                     30,071
     68    Over-the-road dry trailers                             Stoughton and Strick                           401
    157    Over-the-road refrigerated trailers                    Various                                      4,145
    164    Intermodal trailers                                    Various                                      2,534
                                                                                                        -----------------
           Total equipment                                                                                $  105,308<F1>
                                                                                                        =================


Investments in unconsolidated special-purpose entities:


   0.56    Bulk carrier marine vessel                             Naikai Zosen, Naikai Shpbldg.           $    7,163<F2>
   0.17    Two trusts comprised of:
             Three 737-200 Stage II commercial aircraft,          Boeing                                       4,706<F3>
             two Stage II aircraft engines, and a                 Pratt Whitney                                  195<F3>
             portfolio of rotable components                      Various                                        325<F3>
   0.25    Trust comprised of:
             Four 737-200A Stage II commercial aircraft           Boeing                                       4,494<F4>

                                                                                                        -----------------
           Total investments                                                                              $   16,883<F1>
                                                                                                        =================

<F1> Includes proceeds from capital contributions,  operations,  and Partnership borrowings invested in equipment. Includes costs capitalized subsequent to the date of acquisition and equipment acquisition fees paid to PLM Transportation Equipment Corporation. All equipment was used equipment at the time of purchase, except for 50 marine containers and 164 dry piggyback trailers.
<F2> Jointly owned:  EGF III (56%) and an affiliated program.
<F3> Jointly owned:  EGF III (17%) and three affiliated programs.
<F4> Jointly owned:  EGF III (25%) and two affiliated programs.




The equipment is generally leased under operating leases with terms of one to seven years. Some of the Partnership's marine vessels and marine containers are leased to operators of utilization-type leasing pools, which may include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

As of December 31, 1997, 58% of the Partnership's trailer equipment is operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Sahara Airlines India Ltd., Continental Airlines, Inc., Canadian Airlines International, Varig S.A. (Viaco Aerea Rio - Grandense), Time Air, Inc., and Terra Nitrogen. As of December 31, 1997, all of the equipment was on lease or in rental yards, except for 28 marine containers and 41 railcars.

(B)     Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessors under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see consolidated financial statement, Notes 1 and 2). The Partnership's management agreements with IMI is to co-terminate with the dissolution of the Partnership, unless the partners vote to terminate the agreement prior to that date or at the discretion of the General Partner.

(C)     Competition

(1)     Operating Leases versus Full Payout Leases

Generally, the equipment owned by the Partnership is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than longer-term full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on a lessee's balance sheet.

The Partnership encounters considerable competition from lessors utilizing full payout leases on new equipment. Full payout leases are leases that have terms equal to the expected economic life of the equipment and are written for longer terms and for lower rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)     Manufacturers and Equipment Lessors

The Partnership competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other limited partnerships that lease the same types of equipment.

(D)     Demand

The Partnership has investments in transportation-related capital equipment and relocatable environments. Relocatable environments are functionally self-contained transportable equipment, such as marine containers. Types of capital equipment owned by the Partnership include aircraft, marine vessels, railcars, and trailers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

Aircraft

(a)      Commercial aircraft

The international commercial aircraft market experienced another good year in 1997, with a third consecutive year of profits by the world's airlines. Airline managements have continued to emphasize cost reductions and a moderate increase in capacity. However, even the limited volume of new aircraft deliveries has caused the market to change from being in equilibrium at the end of 1996 to having excess supply. This market imbalance is expected to continue, with the number of surplus aircraft increasing from approximately 350 aircraft at the end of 1996 to an estimated 600 aircraft by the end of the decade.

The changes taking place in the commercial aircraft market also reflect the impact of noise legislation enacted in the United States and Europe. Between 1997 and the end of 2002, approximately 1,400 Stage II aircraft (Stage II are aircraft that have been shown to comply with Stage II noise levels prescribed in Federal Aviation Regulation section C36.5) are forecast to be retired, primarily due to noncompliance with Stage III noise requirements (Stage III aircraft are aircraft that have been shown to comply with Stage III noise levels prescribed in Federal Aviation Regulation section C36.5). This represents about 41% of the Stage II aircraft now in commercial service worldwide. By 2002, about 2,000 (59%) of the current fleet of Stage II aircraft will remain in operational service outside of Stage III-legislated regions or as aircraft that have had hushkits installed so that engine noise levels meet the quieter Stage III requirements. The cost to install a hushkit is approximately $1.5 million, depending on the type of aircraft. The new aircraft all meet Stage III requirements.

The Partnership's fleet consists of late-model Stage II narrowbody commercial aircraft. The aircraft either are positioned with air carriers that are outside Stage III-legislated areas, are scheduled for Stage III hushkit installation in 1998-99, or are anticipated to be sold or leased outside of Stage III areas before 2000. Specifically, the Partnership has scheduled a Stage II narrowbody aircraft for sale during 1998. A Stage II narrowbody aircraft now on lease in the United States will be sold or leased outside the Stage III-affected areas before the year 2000.

(b)      Commuter Aircraft

The commuter aircraft market is experiencing a revolution with the successful entry of small regional jets into this market. Major turboprop manufacturers are re-evaluating their programs, and several successful but larger models are now being considered for phase-out. The original concept for regional jets was for them to take over the hub-and-spoke routes served by the larger turboprops in North America, but they are also finding successful niches in point-to-point routes. The introduction of this smaller aircraft has allowed major airlines to shift the regional jets to marginal routes previously operated by narrowbody aircraft, allowing the larger-capacity aircraft to be more efficiently employed in an airline's route system.

The Partnership leases commuter aircraft in the 36 to 50 seat turboprop category. These aircraft are all positioned in North America, the fastest-growing market for commuter aircraft in the world. The Partnership's aircraft possess unique performance capabilities, compared to other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot and high runways, and short runways. The market for turboprops is undergoing rapid change due to the introduction of regional jets. The manufacturer of the Partnership's commuter/regional aircraft has already announced production cutbacks for some types of turboprops, which may adversely affect both demand and near-term values for the Partnership's aircraft.

(c)      Aircraft Engines and Rotables

The demand for spare engines has increased, particularly for the Pratt & Whitney Stage II JT8D engine, which powers many of the Partnership's Stage II commercial aircraft.

Aircraft rotables, or components, are replacement spare parts held in inventory by an airline. These parts are components that are removed from an aircraft or engine, undergo overhaul, and are recertified and refit to the aircraft in an "as new" condition. Rotables carry specific identification numbers, allowing each part to be individually tracked during its use. The types of rotables owned and leased by the Partnership include landing gear, certain engine components, avionics, auxiliary power units, replacement doors, control surfaces, pumps, valves, and other comparable equipment. The Partnership expects to sell its aircraft rotables during 1998.

(2)      Marine Vessel

The Partnership has an investment with another affiliated program in a small-sized dry bulk vessel that is traded in worldwide markets and carries commodity cargos. Dry bulk markets experienced flat freight rates, with supply increases outrunning demand growth. Demand for commodity shipping closely tracks worldwide economic growth patterns; however, economic development alters trade patterns from time to time, causing changes in volume on trade routes.

The General Partner operates the Partnership's marine vessel under period charters. It is believed that this operating approach provides the flexibility to adapt to changing demand patterns.

Freight rates for dry bulk vessels in 1997 maintained the levels experienced in the fourth quarter of 1996. Freight rates had declined significantly in 1996 until a moderate recovery occurred late in the year due to an increase in grain trade. The size of the overall dry bulk carrier fleet increased by 3%, as measured by the number of vessels, and by 5%, as measured by deadweight tonnage. Scrapping of ships was not a significant factor in 1997: 126 dry bulk ships were scrapped while 247 were delivered. Total dry trade (as measured in deadweight tons) grew by 3% in 1997, versus 1% in 1996. This balance of supply and demand made market conditions soft, providing little foundation for increasing freight rates.

Growth in 1998 is expected to be approximately 2%, with most commodity trading flat. The majority of growth is forecast to come from grain (2%) and thermal coal (6%). The primary variable in forecasts is Asian growth; if there is some recovery from the economic shake-up of the second half of 1997, then there will be prospects for improvement in 1998. Delivery of ships in 1998 is expected to be about the same as in 1997; however, an increase in scrapping is anticipated to strengthen the market.

Current rates do not justify any new construction of dry bulk carriers and there should be a significant drop in orders over the next two years. If growth in demand matches historic averages of around 3%, then the current excess supply should be absorbed by the end of 1999, leading to the possible strengthening of freight rates at that time.

(3)      Marine Containers

The marine container market began 1997 with a continuation of the weakness in industrywide container utilization and rate pressures that had been experienced in 1996. A reversal of this trend began in early spring and continued during the remainder of 1997, as utilization returned to the 80% range. Per diem rates did not strengthen, as customers resisted attempts to raise daily rental rates.

Industrywide consolidation continued in 1997. Late in the year, Genstar, one of the world's largest container leasing companies, announced that it had reached an agreement with SeaContainers, another large container leasing company, whereby SeaContainers will take over the management of Genstar's fleet. Long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(4)      Railcars

(a)      Pressurized Tank Cars

Pressurized tank cars are used primarily in the petrochemical and fertilizer industries to transport liquefied petroleum gas and anhydrous ammonia. The demand for natural gas is anticipated to grow through 1999, as the developing world, former Communist countries, and the industrialized world all increase their energy consumption. World demand for fertilizer is expected to increase, based on an awareness of the necessity of fertilizing crops and improving diets, the shortage of farm land, and population growth in developing nations. Based on ongoing renewals with current lessees, demand for these cars continues to be strong and is projected to remain so during 1998.

The utilization rate of the Partnership's fleet of pressurized tank cars was over 98% during 1997.

(b)      General-Purpose (Nonpressurized) Tank Cars

General-purpose or nonpressurized tank cars are used to transport a wide variety of bulk liquid commodities, such as petroleum fuels, lubricating oils, vegetable oils, molten sulfur, corn syrup, asphalt, and specialty chemicals. Chemical carloadings for the first 45 weeks of 1997 were up 4%, compared to the same period in 1996. The demand for petroleum is anticipated to grow, as the developing world, former Communist countries, and the industrialized world increase energy consumption.

The demand for general-purpose tank cars in the Partnership's fleet has remained healthy over the last three years, with utilization remaining above 98%.

(c)      Coal Cars

Coal car loadings for 1997 were essentially even with 1996 levels. Coal dominates electric fuel markets and will probably continue to do so, despite additional EPA restraints in 1997 on emissions from power plants. Coal remains a fuel of choice due to lower prices, improved mining techniques, continuing difficulties in nuclear power, and unstable prices for gas and oil.

(5)      Trailers

(a)      Intermodal (Piggyback) Trailers

In all intermodal equipment areas, 1997 was a remarkably strong year. The United States inventory of intermodal equipment totaled 163,900 units in 1997, divided between about 55% intermodal trailers and 45% domestic containers. Trailer loadings increased approximately 4% in 1997 due to a robust economy and a continuing shortage of drivers in over-the-road markets. The expectation is for flat to slightly declining utilization of intermodal trailer fleets in the near future.

(b)      Over-the-Road Dry Trailers

The United States over-the-road dry trailer market began to recover in mid-1997 as an oversupply of equipment from 1996 subsided. The strong domestic economy, a continuing focus on integrated logistics planning by American companies, and numerous service problems on Class I railroads contributed to the recovery in the dry van market. In addition, federal regulations requiring antilock brake systems on all new trailers, effective in March 1998, have helped stimulate new trailer production, and the market is anticipated to remain strong in the near future. There continues to be much consolidation of the trailer leasing industry in North America, as the two largest lessors of dry vans now control over 60% of the market. The reduced level of competition, coupled with anticipated continued strong utilization, may lead to an increase in rates.

(c)      Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market recovered in 1997; freight levels improved and equipment oversupply was reduced as industry players actively retired older trailers and consolidated fleets. Most refrigerated carriers posted revenue growth of between 2% and 5% in 1997, and accordingly are planning fleet upgrades. In addition, with refrigeration and trailer technologies changing rapidly and industry regulations becoming tighter, trucking companies are managing their refrigerated fleets more effectively.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies will utilize short-term trailer leases more frequently to supplement their fleets. Such a trend should benefit the Partnership, which generally leases its equipment on a short-term basis from rental yards owned and operated by PLM subsidiaries.

(6)      Mobile Offshore Drilling Unit (Rig)

Worldwide demand in all sectors of the mobile offshore drilling unit industry in 1997 was a continuation of the increases experienced in 1996. This increase in demand was spread over all the geographic regions of offshore drilling and affected both jackup and floating rigs. Potential demand during 1997 was difficult to estimate because of the shortage of rigs.

The tightness in the market caused significant increases in contract day rates throughout the year. Day rates at the end of 1997 approached levels justifying new rig construction. While continuing market improvement can be attributed to a number of factors, the primary reason is worldwide growth in the use of oil and natural gas for energy. Stable prices at moderate levels have encouraged such growth, while providing adequate margins for oil and natural gas exploration and production development.

The trend of contractor consolidation continued in 1997; three major mergers or acquisitions initiated late in 1997 are expected to be consummated by the end of 1998. For 1998, utilization and demand are expected to remain at the levels reached in 1997. Industry participants project that demand for both floating and jackup rigs will continue at current high levels through 1998, with additional rig supply absorbed by demand increases. Day rates are expected to continue to increase; however, the rate of increase will slow, since the current high levels have induced long-term contracting with few opportunities for increases.

The jackup rig sector, in which the General Partner has participated for two years, comprises approximately 70% of the offshore drilling market. Overall, demand for jackup rigs increased approximately 2.6%, from 274 rig-years in 1996 to 281 rig-years in 1997; the Gulf of Mexico alone accounted for approximately 120 rig-years. As measured by utilization, demand for jackups increased from 89% in 1996 to 95% in 1997. Higher utilization provided the impetus for contract day rates to double for most jackup rig types, which led to increased asset values. Although there is no general trend toward new orders, ten new jackup rigs were on order at the end of 1997. Most of them are for heavy-weather units that already have multiyear contracts. The majority of industry capital is being directed to upgrading existing equipment.

(E)     Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal action, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990 (which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution). This regulation has resulted in higher oil pollution liability insurance. The lessee typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria). In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership's fleet consists of late-model Stage II narrowbody commercial aircraft. The aircraft either are positioned with air carriers that are outside Stage III-legislated areas, are scheduled for Stage III hushkit installation in 1998-99, or are anticipated to be sold or leased outside Stage III areas before 2000. Specifically, the Partnership has scheduled a Stage II narrowbody aircraft for sale during 1998. A Stage II narrowbody aircraft now on lease in the United States will be sold or leased outside the Stage III-affected areas before the year 2000;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road trailers);

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank cars).

As of December 31, 1997, the Partnership is in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.       PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. As of December 31, 1997, the Partnership owned a portfolio of transportation and related equipment, as described in Part I, Table 1.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1997.











                      (This space intentionally left blank)

                                     PART II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT
              MATTERS

The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX), which had traded under the symbol GFZ, on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code), then in effect, the Partnership was classified as a Publicly Traded Partnership. The Code treated all Publicly Traded Partnerships as corporations if they remained publicly traded after December 31, 1997. Treating the Partnership as a corporation would have meant the Partnership itself became a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and the investor level to the extent that income would have been distributed to an investor. In addition, the General Partner believed that the trading price of the depositary units would have become distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to unitholders, the General Partner delisted the Partnership's depositary units from the AMEX. While the Partnership's depositary units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to unitholders.

As of March 20, 1998, there were 9,871,073 depositary units outstanding. There are approximately 12,500 depositary unitholders of record as of the date of this report.

Several secondary exchanges facilitate sales and purchases of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are generally viewed as being inefficient vehicles for the sale of partnership units. There is presently no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units will not be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units to be treated as plan assets.

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










                      (This space intentionally left blank)

Table 2, below, sets forth the high and low reported prices of the Partnership's
depositary   units  for  1996,  as  reported  by  the  AMEX,  as  well  as  cash distributions paid per depositary unit.

                                     TABLE 2

                                                                     Cash Distributions Paid Per
                                                 Reported Trade        Per Depositary
                                                     Prices                 Unit
                                            -----------------------------------------

Calendar Period                                 High              Low

1996

1st Quarter                                   $   5.25         $   3.88        $    0.40
2nd Quarter                                   $     --         $     --        $    0.25
3rd Quarter                                   $     --         $     --        $    0.25
4th Quarter                                   $     --         $     --        $    0.25



The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX), which had traded with the symbol GFZ, on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.

The  Partnership  has engaged in a plan to repurchase  up to 250,000  depositary units.  During the  period  from  January  1, 1996 to  December  31,  1996,  the
Partnership repurchased 28,500 depositary units at a total cost of $0.12 million. There were no repurchases of depositary units in 1997. As of December 31, 1997, the Partnership had purchased a cumulative total of 128,853 depositary units at a total cost of $0.9 million. The General Partner does not plan any future repurchase of depositary units on behalf of the Partnership.





                      (This space intentionally left blank)

ITEM 6.  SELECTED FINANCIAL DATA

Table 3, below, lists selected financial data for the Partnership:

                                     TABLE 3

                               For the years ended
                  December 31, 1997, 1996, 1995, 1994, and 1993
     (thousands of dollars, except weighted-average depositary unit amounts)

                                                 1997              1996             1995              1994              1993
                                            ---------------------------------------------------------------------------------------

Operating results:
  Total revenues                              $   26,066       $    25,886       $   28,055        $   40,247       $    42,149
  Net gain on disposition
    of equipment                                   5,629             6,450            2,936             2,863             1,707
  Loss on revaluation of
    equipment                                         --                --               --            (1,082)              (92)
  Equity in net income of unconsolidated
     special-purpose entities                        485             6,864               --                --                --
  Net income (loss)                                1,937             9,760            2,706               252              (241)

At year-end:
  Total assets                                $   53,186       $    78,651       $   83,317        $   98,779       $   117,531
  Total liabilities                               33,627            50,638           52,980            54,028            56,031
  Notes payable                                   29,290            40,284           41,000            41,000            40,866

Cash distribution                             $   10,391       $    11,964       $   16,737        $   16,811       $    16,829

Cash distributions representing
  a return of capital                         $    8,454       $     2,204       $   14,031        $   15,970       $    15,988

Per weighted-average depositary unit:

Net income (loss)                             $     0.14<F1>   $      0.93<F2>   $     0.19<F3>    $    (0.06)<F4>  $     (0.11)<F5>

Cash distribution                             $     1.00       $      1.15       $     1.60        $     1.60       $      1.60

Cash distribution representing
  a return of capital                         $     0.86       $      0.22       $     1.41        $     1.60       $      1.60



<F1> After reduction of $0.4 million ($.04 per weighted-average depositary unit)
     resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).

<F2> After reduction of $0.1 million ($.01 per weighted-average depositary unit)
     resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).

<F3> After reduction of $0.7 million ($.07 per weighted-average depositary unit)
     resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).

<F4> After reduction of $0.8 million ($.08 per weighted-average depositary unit)
     resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).

<F5> After reduction of $0.9 million ($.09 per weighted-average depositary unit)
     resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).


ITEM7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
       OF OPERATIONS

(A)  Introduction

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

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing and Repricing Activity

     The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall market conditions, and regulations of many kinds concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent one can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing exposure in 1997 primarily in its aircraft, marine vessel, marine containers, trailers, and railcars.

     (a) Aircraft: Aircraft contribution increased from 1996 to 1997 due to an off-lease Boeing 737-200 aircraft that went back on lease during the first quarter of 1997. All other aircraft investments were on lease for the entire year.

     (b) Marine Vessel: The Partnership's partially owned marine vessel is operated in a pooled operation. In the third quarter of 1997, the lease rate on this marine vessel decreased approximately 8%.

     (c) Marine Containers: The majority of the Partnership's marine container portfolio is operated in utilization-based leasing pools and, as such, is highly exposed to repricing activity. The Partnership's marine container contributions declined from 1996 to 1997, due to the disposition of equipment during 1997.

     (d) Trailers: All of the Partnership's trailer portfolio operates in short-term rental facilities or short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contribution from the Partnership's trailers operated in short-term rental facilities and the short-line railroad system declined from 1996 to 1997, due to the disposition of equipment during 1997.

     (e) Railcars: The majority of the Partnership's railcar equipment remained on-lease throughout the year, and thus was not adversely affected by re-leasing and repricing exposure.

(2)      Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment represents a reduction in the size of the equipment portfolio and will result in a reduction of net contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases, can result not only in reductions in net contributions, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession and legal fees.

     (a) Liquidations: During 1997, the Partnership sold marine containers, railcars, trailers, and two aircraft. A portion of the proceeds from the sale of this equipment was used to repay part of the Partnership's outstanding note payable.

     (b) Nonperforming Lessees: One aircraft lessee encounted financial difficulties. The General Partner fully reserved the accounts receivable outstanding from the aircraft lessee as of December 31, 1997. All other equipment sectors experienced minor nonperforming lessees, none of which had a significant impact on the performance of the Partnership.

(3)      Reinvestment Risk

During the first seven years of operations, the Partnership invested surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Pursuant to the partnership agreement, the Partnership may no longer reinvest in additional equipment beginning in 1997. Subsequent to the end of the reinvestment period, which concluded on December 31, 1996, the Partnership will continue to operate for an additional three years, then begin an orderly liquidation over an anticipated two-year period.

During the year, the Partnership received proceeds from equipment disposals of approximately $12.1 million. The Partnership reinvested $0.2 million in capital repairs to pressurized and nonpressurized tank cars and trailers.

(4)      Equipment Valuation

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material, as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1997 or 1996.

As of December 31, 1997, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's share of equipment owned by unconsolidated special-purpose entities, to be approximately $86.3 million.

(C)  Financial Condition -- Capital Resources and Liquidity

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

For the year ended December 31, 1997, the Partnership generated sufficient funds to meet its operating obligations and to maintain the current level of distributions (total of $10.4 million in 1997) to the partners.

The Partnership's note payable, which bears interest at 1.5% over LIBOR, had an outstanding balance of $29.3 million as of December 31, 1997. Commencing October 1, 1997, the loan required quarterly principal payments of the greater of 75% of the net proceeds from asset sales occurring after September 30, 1997, or payments equal to 9.0% of the facility balance at September 30, 1997. During 1997, the Partnership paid $11.0 million of the outstanding loan balance as a result of asset sales.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)  Owned Equipment Operations

Lease revenues less direct expenses (repairs and maintenance, marine equipment operating expense, and asset-specific insurance) on owned equipment increased for the year ended 1997 when compared to the same period of 1996. The following table presents results by owned equipment type (in thousands of dollars):


                                                      For the Year Ended
                                                          December 31,
                                            --------------------------------------
                                                    1997                1996
                                            --------------------------------------
Aircraft and aircraft engines                 $         6,499    $          3,688
Rail equipment                                          5,319               4,976
Mobile offshore drilling unit                           1,612                 701
Trailers                                                1,539               1,748
Marine containers                                       1,077               1,482
Marine vessels                                           (160)                926


Aircraft and Aircraft Engines:Aircraft lease revenues and direct expenses were $7.9 million and $1.4 million, respectively, for the year ended December 31, 1997, compared to $5.0 million and $1.3 million, respectively, during the same period of 1996. The increase in net contribution was due to three aircraft acquired during the second and third quarter of 1996, one aircraft that was off lease for part of 1996 and went back on lease during the first quarter of 1997, partially offset by disposition of two aircraft during the third and fourth quarter of 1997.

Rail Equipment: Railcar lease revenues and direct expenses were $7.5 million and $2.2 million, respectively, for the twelve months ended 1997, compared to $7.8 million and $2.8 million, respectively, during the same period of 1996. The increase in railcar contribution resulted from running repairs required on certain railcars in the fleet in 1996 that were not needed during 1997. The increase in contribution caused by lower repairs was partially offset by a decrease in railcar revenue due to lower average lease rate in 1997 when compared to 1996.

Mobile Offshore Drilling Unit: Mobile offshore drilling unit lease revenues and direct expenses were $1.6 million and $31,000, respectively, for the twelve months ended December 31, 1997, compared to $0.7 million and $19,000, respectively, during the same period of 1996. The increase in contribution was due to a full year of revenue earned on the rig in 1997, compared to five months in 1996.

Trailers: Trailer lease revenues and direct expenses were $1.8 million and $0.3 million, respectively, for the year ended December 31, 1997, compared to $2.1 million and $0.4 million, respectively, during the same period of 1996. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has been a decrease in trailers net contribution.

Marine Containers: Marine container lease revenues and direct expenses were $1.1 million and $10,000, respectively, for the twelve months ended December 31, 1997, compared to $1.5 million and $12,000, respectively, during the same period of 1996. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

Marine Vessels: Marine vessel lease revenues and direct expenses were zero and $0.2 million, respectively, for the year ended December 31, 1997, compared to $1.4 million and $0.5 million, respectively, during the same period of 1996. The decrease of net contribution was due to the sale of all the Partnership's marine vessels during 1996. The $0.2 million net loss in 1997 was primarily due to uncollectible port costs for a sold vessel that were formerly borne by the lessee.

(b)      Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $20.5 million for the twelve months ended December 31, 1997 increased from $18.1 million for the same period of 1996. Significant variances are explained below:

     (i) An increase of $2.9 million in depreciation and amortization expense from 1996 levels reflects the Partnership's entire year of depreciation on equipment purchased in 1996, which was partially offset by the sale or disposition of certain Partnership assets during 1997 and 1996.

     (ii) An increase of $0.1 million in management fees was due to higher lease revenues in 1997, compared to 1996.

     (iii) A decrease of $0.4 million in bad debt expense from 1996 levels primarily reflects the Partnership's evaluation of collectibility of certain receivable balances.

     (iv) A decrease of $0.3 million in general and administrative expenses was primarily due to decreases in inspection costs and various taxes.

(c)      Net Gain on Disposition of Equipment

The net gain on disposition of equipment was $5.6 million for the year ended December 31, 1997 and resulted from the disposition of marine containers, trailers, railcars, and aircraft. These assets had an aggregate net book value of $6.5 million and were sold or liquidated for proceeds of $12.1 million. The net gain on disposition of equipment totaled $6.5 million for the year ended December 31, 1996 and resulted from the disposition of aircraft engines, marine vessels, marine containers, trailers, and railcars. These assets had an aggregate net book value of $8.0 million and were sold or liquidated for proceeds of $13.8 million. Included in the gain of $6.5 million from the sale of equipment was the unused portion of accrued drydocking of $0.7 million.

Interest and Other Income

Interest and other income decreased by $0.5 million for the year ended December 31, 1997 compared to 1996 primarily due to no sales-type lease income in 1997 compared to $0.5 million in 1996. The charterer exercised its option to buy the vessel which was under the sales-type lease in July 1996.

(e)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

The equity in net income (loss) of unconsolidated special-purpose entities represents the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the consolidated financial statements) (in thousands of dollars).


                                                     For the Year Ended
                                                        December 31,
                                            ---------------------------------------
                                                   1997               1996
                                            ---------------------------------------
Aircraft and aircraft engines                 $           857    $           901
Marine vessels                                           (372)              (611)
Mobile offshore drilling unit                              --              6,574


Aircraft and Aircraft Engines: The Partnership's share of aircraft revenues and expenses were $2.8 million and $1.9 million, respectively, for 1997, compared to $3.6 million and $2.7 million, respectively, during 1996. As of December 31, 1997, the Partnership had a partial beneficial interest in three trusts that hold seven commercial aircraft, two aircraft engines, and a package of rotable components. The decrease in net contribution was due to the Partnership's liquidation of its 50% investment in an entity that owned an aircraft engine in the third quarter of 1996, resulting in $0.7 million in net gains on sale.

Marine Vessel: The Partnership's share of revenues and expenses of marine vessels was $1.4 million and $1.8 million, respectively, for the year ended December 31, 1997, compared to $1.4 million and $2.0 million, respectively, for the same period in 1996. As of December 31, 1997, the Partnership had a 56% interest in an entity that owns a bulk-carrier marine vessel. The decrease in net loss in 1997, when compared to 1996, was due to lower repairs and maintenance and lower marine operating expenses in 1997 than in 1996.


Mobile Offshore Drilling Unit: The Partnership's share of revenues and expenses of the mobile offshore drilling unit was zero for the year ended December 31, 1997, compared to $7.2 million and $0.6 million, respectively, for the same period of 1996. The income of $6.6 million for the twelve months ended December 31, 1996 was primarily due to the sale, in the third quarter of 1996, of the Partnership's investment in an entity that owns a mobile offshore drilling unit, for a gain of which the Partnership' share was $6.5 million.

(e) Net Income

As a result of the foregoing, the Partnership's net income of $1.9 million for the year ended December 31, 1997 decreased from $9.8 million in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 1997 is not necessarily indicative of future periods. The Partnership distributed $9.9 million to the limited partners, or $1.00 per weighted-average depositary unit in the twelve months ended December 31, 1997.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1996 and 1995

(a) Owned Equipment Operations

Lease revenues less direct expenses (repairs and maintenance, marine equipment operating expense, and asset-specific insurance) on owned equipment decreased for the year ended 1996 when compared to the same period of 1995. The following table presents results by owned equipment type (in thousands of dollars):


                                                      For the Year Ended
                                                         December 31,
                                            --------------------------------------
                                                    1996                1995
                                            --------------------------------------
Rail equipment                                $         4,976    $          4,745
Aircraft and aircraft engines                           3,688               4,595
Trailers                                                1,748               1,666
Marine containers                                       1,482               1,848
Marine vessels                                            926               1,465
Mobile offshore drilling unit                             701                  --


Rail Equipment: Railcar lease revenues and direct expenses were $7.8 million and $2.8 million, respectively, for the twelve months ended 1996, compared to $7.8 million and $3.1 million, respectively, during the same period of 1995. The increase in railcar contribution resulted from running repairs required on certain railcars in the fleet during 1995, which were not needed during 1996.

Aircraft and Aircraft Engines: Aircraft lease revenues and direct expenses were $5.0 million and $1.3 million, respectively, for the year ended December 31, 1996, compared to $4.7 million and $0.1 million, respectively, during the same period of 1995. The decrease in net contribution was due to $1.1 million in repairs on one aircraft to prepare it for re-leasing and the off-lease status of this aircraft during the third quarter of 1996.

Trailers: Trailer lease revenues and direct expenses were $2.1 million and $0.4 million, respectively, for the year ended December 31, 1996, compared to $1.9 million and $0.2 million, respectively, during the same period of 1995. The trailer fleet decreased as of the year ended December 31, 1996, compared to the same period of 1995, due to the disposition of trailers during 1996. In 1996, the number of trailers in the PLM-affiliated short-term rental yards increased due to term leases that expired. These trailers earned a higher lease rate while in the rental yards, compared to the fixed-term leases, thus increasing net contribution.

Marine Containers: Marine container lease revenues and direct expenses were $1.5 million and $12,000, respectively, for the twelve months ended December 31, 1996, compared to $1.9 million and $27,000, respectively, during the same period of 1995. The number of marine containers owned by the Partnership declined in 1996 due to sales and dispositions. The result of this declining fleet was a decrease in marine container net contribution.

Marine Vessels: Marine vessel lease revenues and direct expenses were $1.4 million and $0.5 million, respectively, for the year ended December 31, 1996, compared to $2.7 million and $1.2 million, respectively, during the same period of 1995. The decrease of net contribution was due to the sale of one marine vessel during the second quarter of 1995 and the sale of two marine vessels during the third quarter of 1996.

Mobile Offshore Drilling Unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.7 million and $19,000, respectively, for the year ended December 31, 1996. The Partnership acquired and placed into lease service one mobile offshore drilling unit in the third quarter of 1996.

(b)      Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $18.1 million for the twelve months ended December 31, 1996 increased from $16.1 million for the same period of 1995. The variance is explained as follows:

     (i) A decrease of $1.8 million in depreciation and amortization expenses from 1995 levels reflects the Partnership's depreciation on the purchase of $28.5 million of new equipment, which was offset by the sale or disposition of certain Partnership assets during 1995 and 1996.

     (ii) An increase of $0.4 million in bad debt expense from 1995 levels primarily reflects the Partnership's evaluation of collectibility of certain receivable balances.

     (iii) An increase of $0.1 million in aircraft inspection expense was incurred on one aircraft before it could be re-leased.

     (iv) A decrease of $0.4 million in interest expense was due to the payment of debt principal due to the sale of assets.

(c)      Net Gain on Disposition of Equipment

The net gain on disposition of equipment was $6.5 million for the year ended December 31, 1996 and resulted from the disposition of aircraft engines, marine vessels, marine containers, trailers, and railcars. These assets had an aggregate net book value of $8.0 million and were sold or liquidated for proceeds of $13.8 million. Included in the gain of $6.5 million from the sale of equipment was the unused portion of accrued drydocking of $0.7 million. The net gain on disposition of equipment totaled $2.9 million in the same period of 1995 and resulted from the disposition of marine containers, railcars, and a marine vessel. These assets had an aggregate net book value of $5.5 million and were sold or liquidated for proceeds of $8.4 million, which included proceeds of $5.0 million from a marine vessel related to a sales-type lease.

(d)      Interest and Other Income

Interest and other income decreased by $0.8 million for the year ended December 31, 1996 compared to 1995 due primarily to lower cash balances available for investment when compared to the same period of 1995.

(e)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

The equity in net income (loss) of unconsolidated special-purpose entities represents the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the consolidated financial statements) (in thousands in dollars).


                                                      For the Year Ended
                                                         December 31,
                                            --------------------------------------
                                                   1996                1995
                                            --------------------------------------
Mobile offshore drilling unit                 $         6,574    $              1
Aircraft and aircraft engines                             901                (154)
Marine vessels                                           (611)                 13


Mobile Offshore Drilling Unit: The Partnership's share of revenues and expenses of the mobile offshore drilling unit was $7.2 million and $0.6 million, respectively, for the year ended December 31, 1996, compared to $1.3 million and $1.3 million, respectively, for the same period of 1995. The increase in income to $6.6 million for the twelve months ended December 31, 1996 was due to the sale, in the third quarter of 1996, of the Partnership's investment in an entity that owns a mobile offshore drilling unit, for a gain of which the Partnership's share was $6.5 million.

Aircraft and Aircraft Engines: The Partnership's share of aircraft revenues and expenses was $3.6 million and $2.7 million, respectively, for 1996, compared to $1.1 million and $1.2 million, respectively, during 1995. As of December 31, 1996, the Partnership had a partial beneficial interest in three trusts that hold nine commercial aircraft, two aircraft engines, and a package of aircraft rotables. The increase in income to $0.9 million for the year ended December 31, 1996, compared to a loss of $0.15 million for the year ended December 31, 1995, was due to the Partnership's sale of its 50% investment in an entity that owns an aircraft engine in the third quarter of 1996, resulting in $0.7 million in net gains and $0.7 million in net income. In addition, the Partnership's share of revenue was higher in the year ended December 31, 1996, compared to 1995 levels, due to the acquisition of three trusts in September 1995.

Marine Vessels: The Partnership's share of revenues and expenses of marine vessels was $1.4 million and $2.0 million, respectively, for the year ended December 31, 1996, compared to $1.9 million and $1.9 million, respectively, for the same period in 1995. The loss of $0.6 million of marine vessel revenue for the year ended December 31, 1996 was caused by lower revenue for the year ended December 31, 1996, due to lower charter rates, when compared to 1995 levels, and higher marine operating expense for the year ended December 31, 1996, when compared to 1995 levels.

(f) Net Income

As a result of the foregoing, the Partnership's net income of $9.8 million for the year ended December 31, 1996 increased from a net income of $2.7 million in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 1996 is not necessarily indicative of future periods. The Partnership distributed $11.4 million to the limited partners, or $1.15 per weighted-average depositary unit in the twelve months ended December 31, 1996.

(E)  Geographic Information

The Partnership operates its equipment in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes that these risks are minimal or has implemented strategies to control the risks as follows: Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the consolidated financial statements, Note 3 for information on the revenues, income, and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and on/off-lease status and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years due to the General Partner's decision to use the double-declining balance method of depreciation. The relationships of geographic revenues, net income
(loss), and net book value are expected to significantly change in the future as equipment is sold in various equipment markets and geographic areas.

The Partnership's equipment leased to Canadian-domiciled lessees consists of railcars and an interest in an entity that owns a commercial aircraft. Revenues in Canada accounted for 27% of total lease revenues (including lease revenue in USPEs), while these operations accounted for $3.4 million in net income for the Partnership's total net income of $1.9 million.

The Partnership's equipment on lease to U.S.-domiciled lessees consists of railcars, trailers, and an aircraft. During 1997, U.S. lease revenues accounted for 22% of the lease revenues generated by wholly and partially-owned equipment, while these operations accounted for $1.1 million in net income for the Partnership's total net income of $1.9 million.

European operations consist of three owned aircraft and an interest in two trusts that own three aircraft, two aircraft engines, and aircraft rotable components, which accounted for 22% of the lease revenues generated by wholly and partially-owned equipment. The net loss generated by this equipment was $1.9 million in 1997 for the Partnership's total net income of $1.9 million.

Asian operations consisted of one aircraft at the end of 1997. During 1997, revenues of this aircraft and an aircraft sold in 1997 accounted for 11% of total lease revenues (including the lease revenue in USPEs), while these operations accounted for $3.8 million in net income for the Partnership's total net income of $1.9 million. The sold aircraft was disposed of in the fourth quarter of 1997, for a gain of $4.9 million.

Marine containers, one mobile offshore drilling unit, a partially owned marine vessel, and a sold aircraft, which were leased in various regions, accounted for 19% of the total lease revenues (including lease revenues in USPEs), while these operations accounted for $0.6 million in net income for the Partnership's total net income of $1.9 million.

Year 2000 Compliance

The General Partner is currently addressing the Year 2000 computer software issue. The General Partner is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of these modifications allocable to the Partnership will be material.

(G)      Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public Partnership's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(H)      Inflation

Inflation had no significant impact on the Partnership's operations during 1997, 1996, or 1995.

(I)      Forward-Looking Information

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

(J)      Outlook for the Future

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


(1)      Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership's fleet consists of late-model Stage II narrowbody commercial aircraft. The aircraft either are positioned with air carriers that are outside Stage III-legislated areas, are scheduled for Stage III hushkit installation in 1998-99, or are anticipated to be sold or leased outside Stage III areas before 2000. Specifically, the Partnership has scheduled a Stage II narrowbody aircraft for sale during 1998. A Stage II narrowbody aircraft now on lease in the United States will be sold or leased outside the Stage III-affected areas before the year 2000.

(2) Distributions

Pursuant to the limited partnership agreement, the Partnership ceased reinvesting in additional equipment beginning in 1997. The General Partner will pursue a strategy of selectively re-leasing equipment to achieve competitive returns or selling equipment that is underperforming or whose operation becomes prohibitively expensive in the period prior to the final liquidation of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to the final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

The Partnership will enter the active liquidation phase beginning January 1, 2000. During this phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels will be reduced, significant asset sales may result in potential special distributions to unitholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements and Financial Statement Schedules included in Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                      (This space intentionally left blank)

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) and of PLM Financial Services, Inc. are as follows:

Name                                     Age                   Position
-------------------------------------------------------------------------------------------------------------------------

Robert N. Tidball                        59                    Chairman of the Board,
                                                               Director, President, and Chief Executive Officer,
                                                               PLM International, Inc.;
                                                               Director, PLM Financial Services, Inc.;
                                                               Vice President, PLM Railcar Management Services, Inc.;
                                                               President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    50                    Director, PLM International, Inc.

Douglas P. Goodrich                      51                    Director and Senior Vice President,
                                                               PLM International; Director and President,
                                                               PLM Financial Services, Inc.;
                                                               President, PLM Transportation Equipment Corporation;
                                                               President, PLM Railcar Management Services, Inc.

Harold R. Somerset                       63                    Director, PLM International, Inc.

Robert L. Witt                           57                    Director, PLM International, Inc.

J. Michael Allgood                       49                    Vice President and Chief Financial Officer,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          51                    President, PLM Investment Management, Inc. and PLM Securities Corp.;
                                                               Vice President and Director, PLM Financial Services, Inc.

Richard K Brock                          35                    Vice President and Corporate Controller,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Frank Diodati                            43                    President, PLM Railcar Management Services Canada Limited

Steven O. Layne                          43                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Worldwide Management Services Ltd.

Susan C. Santo                           35                    Vice President, Secretary, and General Counsel,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Thomas L. Wilmore                        55                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Railcar Management Services, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies in the United States and abroad, as well as a senior advisor to the investment banking firm of Prudential Securities, where he has been employed since 1987. Mr. Caudill also serves as a director of VaxGen, Inc. and SBE, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a senior vice president since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corporation of Chicago, Illinois, from December 1980 to September 1985.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

Robert L. Witt was elected to the Board of Directors in June 1997. Since 1993, Mr. Witt has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation, and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992 and Vice President and Chief Financial Officer of PLM Financial Services, Inc. in December 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public-sector companies and institutions specializing in financial operations systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a first vice president with American Express Bank Ltd. In February 1978, Mr. Allgood founded and until June 1981 served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

Stephen M. Bess was appointed Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Securities Corporation in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

Richard K Brock was appointed Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. in June 1997, having served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services Limited in September 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and a senior pilot with 13 years of accumulated service.

Susan C. Santo became Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney since 1994. Previously, Ms. Santo was engaged in the private practice of law in San Francisco. Ms. Santo received her J.D. from the University of California, Hastings College of the Law.

Thomas L.  Wilmore was  appointed  Vice  President,  Rail of PLM  Transportation
Equipment Corporation in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President and Regional Manager for MNC Leasing Corporation in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and co-owner of Guardian Industries Corporation, Chicago, and between December 1980 and July 1985, Mr. Wilmore was an executive vice president for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services, located in Rolling Meadows, Illinois, from June 1978 to December 1980.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc.

ITEM 11.          EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit-sharing, retirement, or similar benefit plan in effect as of December 31, 1997.







                      (This space intentionally left blank)

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. In addition to its General Partner interest, FSI owned 8,000 units in the Partnership as of December 31, 1997. As of December 31, 1997, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

     (B) Security Ownership of Management

         Table 4, below, sets forth, as of the date of this report, the amount and percent of the Partnership's outstanding depositary units beneficially owned by each of the directors and executive officers and all directors and executive officers as a group of the General Partner and its affiliates:

                                    TABLE 4

Name                          Depositary Units                 Percent of Units


Robert N. Tidball                  2,000                                   *

All directors and officers
As a group (1 person)              2,000                                   *


         * Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

         During 1997, management fees to IMI were $1.2 million. In addition, the General Partner and its affiliates were reimbursed $0.8 million for administrative and data processing services performed on behalf of the Partnership in 1997. The Partnership paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, $6,000 for insurance coverages during 1997, which amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, and which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         During 1997, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.2 million, and administrative and data processing services, $0.1 million. The USPEs also paid TEI $0.1 million for insurance coverages during 1997.

     (B) Certain Business Relationships

         None.

     (C) Indebtedness of Management

         None.

     (d) Transactions with Promoters

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.    Financial Statements

         The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (B) Reports on Form 8-K

         None.

     (C) Exhibits

         4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-18104), which became effective with the Securities and Exchange Commission on March 25, 1988.

         4.1 Amendment, dated November 18, 1991, to Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1992.

         10.1 Management Agreement between Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-18104), which became effective with the Securities and Exchange Commission on March 25, 1988.

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


Date:  March 20, 1998               PLM EQUIPMENT GROWTH FUND III
                                    PARTNERSHIP

                                    By:      PLM Financial Services, Inc.
                                             General Partner



                                    By:      /s/ Douglas P. Goodrich
                                             -------------------------
                                             Douglas P. Goodrich
                                             President & Director



                                    By:      /s/ Richard Brock
                                             -------------------------
                                             Richard Brock
                                             Vice President and
                                             Corporate Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                           Capacity                        Date


*___________________
Robert N. Tidball            Director, FSI               March 20, 1998


*___________________
Douglas P. Goodrich          Director, FSI               March 20, 1998


*___________________
Stephen M. Bess              Director, FSI               March 20, 1998

*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan Santo
-------------------
Susan Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                     Page

Report of independent auditors                                         28

Balance sheets as of December 31, 1997 and 1996                        29

Statements of income for the years ended December 31,
     1997, 1996, and 1995                                              30

Statements of changes in partners' capital for
     the years ended December 31, 1997, 1996, and
     1995                                                              31

Statements of cash flows for the years ended December 31,
     1997, 1996, and 1995                                              32

Notes to financial statements                                          33-41


All other financial statement schedules have been omitted because the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund III as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK, LLP
--------------------------------

SAN FRANCISCO, CALIFORNIA
March 12, 1998

                          PLM EQUIPMENT GROWTH FUND III
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)






                                                                           1997                1996
                                                                       ---------------------------------
Assets

Equipment held for operating leases, at cost                            $   105,308           $  136,670
Less accumulated depreciation                                               (67,234)             (78,607 )
                                                                      -------------------------------------
    Net equipment                                                            38,074               58,063

Cash and cash equivalents                                                     4,239                1,414
Restricted cash and marketable securities                                        --                5,966
Accounts and notes receivable, net of allowance for doubtful
    accounts of $1,837 in 1997 and $1,381 in 1996                             1,316                1,515
Investments in unconsolidated special-purpose entities                        9,179               11,138
Prepaid expenses                                                                 71                   64
Deferred charges, net of accumulated amortization
    of $348 in 1997 and $800 in 1996                                            307                  491
                                                                      -------------------------------------

      Total assets                                                      $    53,186           $   78,651
                                                                      =====================================

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                   $     1,294           $    1,505
Due to affiliates                                                             2,208                1,297
Lessee deposits and reserve for repairs                                         835                7,552
Note payable                                                                 29,290               40,284
                                                                      -------------------------------------
  Total liabilities                                                          33,627               50,638
                                                                      -------------------------------------

Partners' capital:
Limited partners (9,871,073 depositary units
    In 1997 and 1996)                                                        19,559               28,013
General Partner                                                                  --                   --
                                                                      -------------------------------------
  Total partners' capital                                                    19,559               28,013
                                                                      -------------------------------------

      Total liabilities and partners' capital                           $    53,186           $   78,651
                                                                      =====================================













                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
        (in thousands of dollars, except weighted-average unit amounts)



                                                                           1997           1996            1995
                                                                       -------------------------------------------
Revenues

Lease revenue                                                           $   19,989       $   18,459       $  23,368
Interest and other income                                                      448              977           1,751
Net gain on disposition of equipment                                         5,629            6,450           2,936
                                                                      ------------------------------------------------
  Total revenues                                                            26,066           25,886          28,055
                                                                      ------------------------------------------------

Expenses

Depreciation and amortization                                               13,959           11,047          12,757
Management fees to affiliate                                                 1,153            1,004           1,137
Repairs and maintenance                                                      3,707            4,475           4,063
Repositioning expense                                                           --               13             (18 )
Equipment operating expenses                                                   248              176             902
Interest expense                                                             3,164            3,078           3,474
Insurance expense to affiliate                                                   6               --             268
Other insurance expenses                                                       211              359             390
General and administrative expenses to affiliates                              777              747             816
Other general and administrative expenses                                      931            1,263           1,166
Provision for bad debts                                                        458              828             394
                                                                      ------------------------------------------------
  Total expenses                                                            24,614           22,990          25,349
                                                                      ------------------------------------------------

Equity in net income of unconsolidated
      special-purpose entities                                                 485            6,864              --
                                                                      ------------------------------------------------

      Net income                                                        $    1,937       $    9,760       $   2,706
                                                                      ================================================

Partners' share of net income

Limited partners                                                        $    1,417       $    9,162       $   1,869
General Partner                                                                520              598             837
                                                                      ------------------------------------------------

      Total                                                             $    1,937       $    9,760       $   2,706
                                                                      ================================================

Net income per weighted-average depositary unit
    (9,871,073, 9,873,821, and
      9,927,458 units -in 1997, 1996, and 1995, respectively)           $     0.14       $     0.93       $    0.19
                                                                      ================================================

Cash distribution                                                       $   10,391       $   11,964       $  16,737
                                                                      ================================================

Cash distribution per weighted-average depositary unit                  $     1.00       $     1.15       $    1.60
                                                                      ================================================










                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
(A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the Years
       Ended December 31, 1997, 1996, and 1995 (in thousands of dollars)





                                                       Limited           General
                                                       Partners          Partner           Total
                                                     -----------------------------------------------

Partners' capital as of December 31, 1994              $   44,751          $    --          $   44,751

Net income                                                  1,869              837               2,706

Repurchase of depositary units                               (383)              --                (383 )

Cash distribution                                         (15,900)            (837)            (16,737 )
                                                     ----------------------------------------------------

Partners' capital as of December 31, 1995                  30,337               --              30,337

Net income                                                  9,162              598               9,760

Repurchase of depositary units                               (120)              --                (120 )

Cash distribution                                         (11,366)            (598)            (11,964 )
                                                     ----------------------------------------------------

Partners' capital as of December 31, 1996                  28,013               --              28,013

Net income                                                  1,417              520               1,937

Cash distribution                                          (9,871)            (520)            (10,391 )
                                                     ----------------------------------------------------

Partners' capital as of December 31, 1997              $   19,559          $    --          $   19,559
                                                     ====================================================






















                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                             (thousands of dollars)


                                                                           1997           1996            1995
                                                                       --------------------------------------------
Operating activities
Net income                                                              $    1,937       $    9,760       $    2,706
Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
  Depreciation and amortization                                             13,959           11,047           12,757
  Net gain on disposition of equipment                                      (5,629 )         (6,450 )         (2,936 )
  Equity in net income from unconsolidated special-
      Purpose entities                                                        (485 )         (6,864 )             --
  Income from sales-type lease                                                  --           (1,885 )             --
  Changes in operating assets and liabilities:
    Restricted cash and marketable securities                                5,966             (306 )           (307 )
    Accounts and notes receivable, net                                         205              727              202
    Due (to) from affiliates                                                  (881 )           (202 )          1,050
    Prepaid expenses                                                            (7 )             10              111
    Accounts payable and accrued expenses                                     (211 )            150               43
    Lessee deposits and reserves for repairs                                (6,717 )           (914 )           (302 )
                                                                      --------------------------------------------------
      Net cash provided by operating activities                              8,137            5,073           13,324
                                                                      --------------------------------------------------

Investing activities
Payments for purchase of equipment                                              --          (28,540 )         (9,961 )
Payment of capitalized repairs                                                (248 )           (728 )         (1,008 )
Payments of acquisition fees to affiliate                                       --           (1,284 )           (447 )
Payments received on sales-type lease                                           --            6,403              482
Proceeds from disposition of equipment                                      12,085           13,786            3,389
Liquidation distribution from unconsolidated
    special-purpose entities                                                    --           13,711               --
Distribution from unconsolidated
    special-purpose entities                                                 2,444            2,835               --
Payments of lease negotiation fees to affiliate                                 --             (285 )            (99 )
      Net cash provided by (used in) investing activities                   14,281            5,898           (7,644 )
                                                                      --------------------------------------------------

Financing activities
Due to affiliate                                                             1,792               --               --
Proceeds from notes payable                                                     --           19,148               --
Principal payments on notes payable                                        (10,994 )        (19,864 )             --
Repurchase of depositary units                                                  --             (120 )           (383 )
Cash distribution paid to limited partners                                  (9,871 )        (11,366 )        (15,900 )
Cash distribution paid to General Partner                                     (520 )           (598 )           (837 )
      Net cash used in financing activities                                (19,593 )        (12,800 )        (17,120 )
                                                                      --------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         2,825           (1,829 )        (11,440 )
Cash and cash equivalents at beginning of year ( See Note 4)                 1,414            3,243           14,885
                                                                      --------------------------------------------------
Cash and cash equivalents at end of year                                $    4,239       $    1,414       $    3,445
                                                                      ==================================================

Supplemental information:
Interest paid                                                           $    3,339       $    2,957       $    2,611
                                                                      =================================================

Supplemental disclosure of noncash investing and financing activities:
   Sales proceeds included in accounts receivable                       $        6       $       --       $       --
                                                                      ==================================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       Basis of Presentation

         Organization

         PLM Equipment Growth Fund III, a California limited partnership (the Partnership), was formed on October 15, 1987. The Partnership engages in the business of owning and leasing primarily used transportation and related equipment. The Partnership offering became effective on March 25, 1988. The Partnership commenced significant operations in September 1988. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

         The Partnership will terminate on December 31, 2000, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Partnership's seventh year of operations, which commenced on January 1, 1997, the General Partner stopped reinvesting excess cash, all of which, less reasonable reserves, will be distributed to the Partners. Beginning in the Partnership's eleventh year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets.

         FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income (Loss) and Distributions per Depositary Unit, below). The General Partner is entitled to a subordinated incentive fee equal to 7.5% of "Surplus Distributions," as defined in the partnership agreement, remaining after the limited partners have received a certain minimum rate of return.

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

         Operations

         The equipment owned by the Partnership is managed, under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other programs.

         Accounting for Leases

         The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

         Depreciation and Amortization

         Depreciation of equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 12 years for aircraft, marine containers, trailers, and marine vessels, and 15 years for railcars. Certain aircraft are depreciated under the double-declining balance depreciation method over the lease term. The depreciation method is changed to straight-

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.       Basis of Presentation (continued)

         Depreciation and Amortization (continued)

         line method when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment and amortized over the equipment's depreciable life.
         Organization costs were amortized over a 60-month period. Lease negotiation fees are amortized over the initial equipment lease term. Debt placement fees and issuance costs are amortized over the term of the related loan. Major expenditures that are expected to extend the equipment's useful life or reduce equipment operating expenses are amortized over the estimated remaining life of the equipment.

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 1997 or 1996.

         Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less cost to sell, and is subject to a pending contract for sale.

         Investments in Unconsolidated Special-Purpose Entities

         The  Partnership  has  interests  in   unconsolidated   special-purpose
         entities (USPEs) that own transportation equipment. These interests are accounted for using the equity method.

         The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC). TEC is a wholly-owned subsidiary of the General Partner. The Partnership's equity interest in net income of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. To meet the maintenance requirements of certain aircraft airframes and engines, escrow accounts are prefunded by the lessees. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs. The prefunded amounts are included in the balance sheet as restricted cash as of December 31, 1996.

         Net Income (Loss) and Distributions per Depositary Unit

         The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Gross gain on disposition of equipment in each

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       Basis of Presentation (continued)

         Net Income (Loss) and Distributions per Depositary Unit (continued)

         year is specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The General Partner received a special allocation in the amount of $0.4 million, $0.1 million, and $0.7 million from the gross gain on disposition of equipment for the years ended December 31, 1997, 1996, and 1995, respectively. The limited partners' net income (loss) and distributions are allocated among the limited partners based on the number of depositary units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

         Cash distributions are recorded when paid. Cash distributions of $2.6 million were declared on January 22, 1998 and were paid on February 13, 1998 to the unitholders of record as of December 31, 1997. Cash distributions of $12.0 million and $16.7 million were paid on February 15, 1997 and 1996, respectively. Cash distributions to investors in excess of net income are considered to represent a return of capital. Distributions of $8.5 million, $2.2 million, and $14.0 million were deemed a return of capital in 1997, 1996, and 1995, respectively.

         Marketable Securities

         Marketable securities as of December 31, 1996 included a $6.0 million zero-coupon bond that matured on November 15, 1997, which was reflected at its discounted value and approximated market value.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less to be cash equivalents. Lessee security deposits and required reserves held by the Partnership are considered restricted cash.

         Deferred Charges, Net of Accumulated Amortization

         The deferred charges on the financial statements included lease negotiation fees and debt placement fees.

         Reclassifications

         Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues (as defined in the agreement) attributable to equipment that is subject to operating leases and (b) 2% of the gross lease revenues attributable to equipment that is subject to full payout leases. The partnership's management fees of $0.4 million and $1.3 million were payable to IMI as of December 31, 1997 and 1996, respectively. The Partnership's proportional share of USPE management fees of $0.1 million and $20,000 were payable as of December 31, 1997 and 1996, respectively. The Partnership's proportional share of USPE management fee expense during 1997 and 1996 was $0.2 million. Additionally, the Partnership reimbursed FSI and its affiliates $0.8 million, $0.7 million, and $0.8 million for administrative and

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

2.       General Partner and Transactions with Affiliates (continued)

         data processing services performed on behalf of the Partnership in 1997, 1996, 1995, respectively. The Partnership's proportional share of USPEs administrative and data processing services was $0.1 million during 1997 and 1996.

         No lease negotiation and equipment acquisition fees were paid to TEC or PLM Worldwide Management Services Ltd. (WMS) during 1997. WMS is a wholly-owned subsidiary of PLM International. The Partnership and unconsolidated special-purpose entities paid or accrued lease negotiation and equipment acquisition fees of $1.6 million and $0.5 million to TEC and WMS during 1996 and 1995, respectively. The Partnership paid $6,000 and $0.3 million to Transportation Equipment Indemnity Company Ltd. (TEI) during 1997 and 1995, respectively. No expenses were paid to TEI during 1996. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $0.1 million during 1997 and 1996. TEI provides marine insurance coverage and other insurance brokerage services and is an affiliate of the General Partner. A substantial portion of these amounts was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling management funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         As of December 31, 1997, 58% of the Partnership's trailer equipment was operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

         The Partnership has interests in certain equipment for lease in conjunction with affiliated partnerships that are included in unconsolidated special-purpose entities. In 1997, this equipment included a 56% ownership in an entity that owns a marine vessel, a 17% ownership in two trusts that own three commercial aircraft, two aircraft engines, and portfolio of aircraft rotables; and a 25% ownership in a trust that owns four commercial aircraft.

         The balance due to affiliates as of December 31, 1997 included $0.4 million due to FSI and its affiliates for management fees and $1.8 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1996 included $1.3 million due to FSI and its affiliates for management fees. There was no balance due to affiliated USPEs as of December 31, 1996.

3.       Equipment

         The components of owned equipment as of December 31, 1997 and 1996 are as follows (in thousands of dollars):


Equipment held for operating leases:                     1997               1996
                                                     --------------------------------

Aircraft and aircraft engines                         $    46,282         $    70,615
Rail equipment                                             34,859              35,733
Mobile offshore drilling unit                               9,666               9,666
Marine containers                                           7,421              13,146
Trailers                                                    7,080               7,510
                                                          105,308             136,670
Less accumulated depreciation                             (67,234)            (78,607)
                                                    ------------------------------------
Net equipment                                         $    38,074         $    58,063
                                                    ====================================

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


3.       Equipment (continued)

         Revenues are earned by placing the equipment under operating leases that are billed monthly or quarterly. Some of the Partnership's marine vessels and containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

         As of December 31, 1997, all owned equipment in the Partnership portfolio was on lease, except for 28 marine containers and 41 railcars. As of December 31, 1996, all owned equipment in the Partnership portfolio was on lease, except for 32 marine containers, 67 railcars, and an aircraft. The aggregate net book value of equipment off lease was $0.3 million and $4.3 million as of December 31, 1997 and 1996, respectively.

         During 1997, the Partnership sold or disposed of marine containers, trailers, railcars, and aircraft with an aggregate net book value of $6.5 million for aggregate proceeds of $12.1 million.

         During 1996, the Partnership sold or disposed of marine containers, aircraft engines, vessels, trailers, and railcars with an aggregate net book value of $8.0 million for aggregate proceeds of $14.5 million.

         In the fourth quarter of 1996 the Partnership ended its investment phase in accordance with the limited partnership agreement; therefore, no equipment was purchased during 1997. Capital improvements to the Partnership's existing equipment of $0.2 million and $0.7 million were made during 1997 and 1996, respectively. During 1996, the Partnership purchased three commercial aircraft and a mobile offshore drilling unit for $28.5 million and paid acquisition fees of $1.3 million to TEC.

         All leases for owned and partially owned equipment are being accounted for as operating leases. Future minimum rentals under noncancelable leases for owned and partially owned equipment as of December 31, 1997 during each of the next five years are approximately $10.0 million in 1998, $6.9 million in 1999, $4.8 million in 2000, $3.7 million in 2001,
         $0.9 million in 2002, and $1.3 million thereafter. Contingent rentals based upon utilization were $0.9 million, $1.5 million, and $1.9 million in 1997, 1996, and 1995, respectively.

         The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.       Equipment (continued)

         The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in four geographic regions: Canada, the United States, Europe, Asia. The marine vessels, mobile offshore drilling unit, and marine containers are leased to multiple lessees in different regions that operate the marine vessels and marine containers worldwide. The tables below set forth geographic information about the Partnership's owned and partially owned equipment grouped by domicile of the lessee as of and for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):

         Revenues:


                                                                   Owned             Total Equipment
                             Investments in USPEs                 Equipment


Region                        1997           1996           1997            1996            1995
------------------------------------------------------------------------------------------------------

  Rest of the world       $      1,414   $      2,113   $      3,105   $      4,087      $   6,998
  Canada                         1,019          1,083          5,479          3,434          5,098
  United States                     --             --          5,227          7,749          7,542
  Europe                         1,766          1,869          3,620          1,120            826
  Asia                              --             --          2,558          2,069          2,904
                        ------------------------------------------------------------------------------
Total lease revenues      $      4,199   $      5,065   $     19,989   $     18,459      $  23,368
                        ==============================================================================





         The following table below sets forth identifiable income (loss) information by region (in thousands of dollars):


                                                                             Owned           Total Equipment
                                        Investments in USPEs               Equipment


Net income (loss):                         1997        1996              1997           1996             1995
                                     -----------------------------------------------------------------------------

  Rest of the world                   $       (372)   $     5,962    $       941    $      6,858     $    3,193
  Canada                                        84           (307 )        3,340           2,591          1,869
  United States                                 --             --          1,130           1,639          1,818
  Europe                                       773          1,209         (2,662)         (1,728)           107
  Asia                                          --             --          3,771          (2,821)          (476)
                                     -----------------------------------------------------------------------------
Total identifiable net income                  485          6,864          6,520           6,539          6,511
Administrative and other net loss               --             --         (5,068)         (3,643)        (3,805)
                                     -----------------------------------------------------------------------------
Total net income                      $        485    $     6,864    $     1,452    $      2,896     $    2,706
                                     =============================================================================

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.       Equipment (continued)

         The net book value of these assets at December 31, 1997, 1996, and 1995 were as follows (in thousands of dollars):



                                             Investments in USPEs                   Owned Equipment


                                         1997         1996        1995         1997          1996         1995
                                    --------------------------------------------------------------------------------

                 Rest of the world   $    3,104   $    3,999   $    4,821   $    8,542    $   13,599   $   11,035
                 Canada                   2,054        2,575        3,948        6,866         8,136       10,019
                 United States               --           --        6,093        8,639        10,862       12,157
                 Europe                   4,021        4,564        5,958       11,175        17,399           --
                 Asia                        --           --           --        2,852         8,067       12,714

                                    --------------------------------------------------------------------------------
Total equipment held for
  operating leases                        9,179       11,138       20,820       38,074       58,063        45,925
  Railcars held for sale                     --           --           --           --           --           475
                                   ---------------------------------------------------------------------------------
  Total Equipment                    $    9,179   $   11,138   $   20,820   $   38,074   $   58,063    $   46,400
                                   =================================================================================



         No lessees comprised more than 10% of total revenues in 1997, 1996, or 1995.

4.       Investments in Unconsolidated Special Purpose Entities

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

         The principal differences between the previous accounting method and the equity method concern the presentation of activities relating to these assets in the statement of operations. Whereas under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special-purpose entities," under the previous method the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partners' capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. The beginning cash and cash equivalents for 1996 is different from the ending cash and cash equivalents for 1995 on statements of cash flows due to this reclassification.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


4.       Investments in Unconsolidated Special-Purpose Entities (continued)

         The following summarizes the financial information for the USPEs and the Partnership's interests therein as of and for the years ended December 31, 1997 and 1996 (in thousands of dollars):



                                                  1997                                     1996
                                                --------                                ----------
                                                         Net Interest                           Net Interest
                                        Total                 of              Total USPEs      of Partnership
                                        USPEs            Partnership
                                 --------------------------------------------------------------------------------

Net investments                    $       45,015      $         9,179      $       49,985     $        11,138
Revenues                                   18,882                4,199              22,146               5,065
Net income                                 11,077                  485              15,930               6,864


         The net investment in USPEs includes the following jointly-owned equipment (and related assets and liabilities) as of December 31, (in thousands of dollars):


      %
  Ownership                              Equipment                                  1997            1996
---------------------------------------------------------------------------------------------------------------
     17%     Two trusts that own three commercial aircraft, two aircraft
             engines, and a portfolio of rotable components                    $       4,021   $        4,564
     56%      Bulk carrier marine vessel                                               3,104            3,999
     17%      Trust that owns six commercial aircraft                                     --            2,575
     25%      Trust that owns four commercial aircraft                                 2,054               --

                                                                             ----------------------------------
                Investments in unconsolidated special-purpose entities         $       9,179   $       11,138
                                                                             ==================================

         The Partnership has interests in a USPE that owns multiple aircraft (the Trust). This Trust contains provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During 1997, PLM Equipment Growth Fund IV and PLM Equipment Growth Fund VI each sold the aircraft designated to it. The result for the Partnership was to restate the ownership in the Trust from 17% to 25%. This change has no effect on the income or loss recognized during 1997.

5.       Note Payable

         The Partnership had a note outstanding with a face amount of $29.3 million as of December 31, 1997, with interest computed at LIBOR plus 1.5% per annum. The note had three tranches with different maturities based on the General Partner's ability to select various LIBOR maturities (one month, two months, or six months) for tranches of the notes. Rates are set when the tranches mature and are reset (7.4% as of December 31, 1997 and 7.0%, 7.1%, and 7.3% as of December 31, 1996).
         During the first 15 months following conversion to a term loan on September 30, 1996, quarterly principal payments equal to 75% of net proceeds from asset sales was due. Commencing October 1, 1997, quarterly principal payments will be equal to 75% of net proceeds from asset sales from September 30, 1997, or payments equal to 9.0% of the facility balance as of September 30, 1997. During 1997, the Partnership paid $11.0 million of the outstanding loan balance as a result of asset sales.

         The General Partner believes that the book value of the debt approximates fair market value due to its variable interest rate. The Partnership is prohibited from incurring any new indebtedness when it is in the holding phase or liquidation phase.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

6.       Income Taxes

         The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

         As of December 31, 1997, there were temporary differences of approximately $28.4 million between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

7.       Repurchase of Depositary Units

         On December 28, 1992, the Partnership engaged in a program to repurchase up to 250,000 depository units. No purchases of depositary units were made during 1997. As of December 31, 1997, the Partnership had repurchased a cumulative total of 128,853 depositary units at a total cost of $0.9 million. The General Partner does not intend to make any additional repurchase of depositary units on behalf of the Partnership.

8.       Delisting of Partnership Units

         The General Partner delisted the Partnership's depositary units from the American Stock Exchange (AMEX), which had traded under the symbol GFZ, on April 8, 1996. The last day for trading on the AMEX was March 22, 1996. Under the Internal Revenue Code (the Code), then in effect, the Partnership was classified as a Publicly Traded Partnership. The Code treated all Publicly Traded Partnerships as corporations if they remained publicly traded after December 31, 1997. Treating the Partnership as a corporation would have meant the Partnership itself became a taxable, rather than a "flow through" entity. As a taxable entity, the income of the Partnership would have become subject to federal taxation at both the partnership level and the investor level to the extent that income would have been distributed to an investor. In addition, the General Partner believed that the trading price of the depositary units would have become distorted when the Partnership began the final liquidation of the underlying equipment portfolio. In order to avoid taxation of the Partnership as a corporation and to prevent unfairness to Unitholders, the General Partner delisted the Partnership's depositary units from the AMEX. While the Partnership's depositary units are no longer publicly traded on a national stock exchange, the General Partner continues to manage the equipment of the Partnership and prepare and distribute quarterly and annual reports and Forms 10-Q and 10-K in accordance with the Securities and Exchange Commission requirements. In addition, the General Partner continues to provide pertinent tax reporting forms and information to unitholders.

         As  of  March  20,  1998,   there  were  9,871,073   depositary   units
         outstanding. There are approximately 12,500 depositary unitholders of record as of the date of this report.

         Several secondary exchanges facilitate sales and purchases of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are generally viewed as being inefficient vehicles for the sale of partnership units. There is presently no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units will not be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units to be treated as plan assets.

                          PLM EQUIPMENT GROWTH FUND III

                                INDEX OF EXHIBITS



    Exhibit                                                               Page

    4.     Limited Partnership Agreement of Partnership                     *

    4.1    Amendment, dated November 18, 1991, to Limited Partnership       *
           Agreement of Partnership

   10.1    Management Agreement between Partnership and PLM Investment      *
           Management, Inc.

   10.2 $41,000,000 Credit Agreement dated as of December 13, 1994 with * First Union National Bank of North Carolina

   24.     Powers of Attorney.                                          43-45





* Incorporated by reference. See page 25 of this report.