Form 10-Q
period 1998-03-31
PLM EQUIPMENT GROWTH FUND III
filed 1998-05-13
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1998

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



       Registrant's telephone number, including area code: (415) 974-1399
                             -----------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                          PLM EQUIPMENT GROWTH FUND III

                             (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                         March 31,        December 31,
                                                                                           1998               1997
                                                                                      --------------------------------------
Assets

Equipment held for operating leases, at cost                                           $     104,563         $   105,308
Less accumulated depreciation                                                                (69,081 )           (67,234 )
                                                                                     ---------------------------------------
    Net equipment                                                                             35,482              38,074

Cash and cash equivalents                                                                      4,230               4,239
Accounts and notes receivable, net of allowance for
    doubtful accounts of $1,950 in 1998 and $1,837 in 1997                                       717               1,316
Investments in unconsolidated special-purpose entities                                         7,442               9,179
Prepaid expenses                                                                                  46                  71
Deferred charges, net of accumulated amortization of
    $383 in 1998 and $348 in 1997                                                                266                 307

      Total assets                                                                     $      48,183         $    53,186
                                                                                     =======================================

Liabilities and partners'capital


Liabilities:
Accounts payable and accrued expenses                                                  $         794         $     1,294
Due to affiliates                                                                                128               2,208
Lessee deposits and reserves for repairs                                                         929                 835
Note payable                                                                                  29,290              29,290
                                                                                     ---------------------------------------
    Total liabilities                                                                         31,141              33,627
                                                                                     ---------------------------------------

Partners' capital:
Limited partners (9,871,073 depositary units as of
    March 31, 1998 and as of December 31, 1997)                                               17,042              19,559
General Partner                                                                                   --                  --
    Total partners' capital                                                                   17,042              19,559

      Total liabilities and partners' capital                                          $      48,183         $    53,186
                                                                                     =======================================













                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)


                                                                                             For the Three Months
                                                                                               Ended March 31,
                                                                                              1998          1997
                                                                                          --------------------------

Revenues

Lease revenue                                                                               $    4,282       $   4,991
Interest and other income                                                                           59              95
Net gain (loss) on disposition of equipment                                                        (10)             90
                                                                                          -------------------------------
    Total revenues                                                                               4,331           5,176
                                                                                          -------------------------------

Expenses

Depreciation and amortization                                                                    2,395           3,556
Management fees to affiliate                                                                       242             293
Repairs and maintenance                                                                            570           1,415
Equipment operating expenses                                                                        40               7
Interest expense                                                                                   529             796
Insurance expense                                                                                   83              45
General and administrative expenses to affiliates                                                  155             182
Other general and administrative expenses                                                          105             144
Provision for (recovery of) bad debt expense                                                       127             (25)
                                                                                          -------------------------------
    Total expenses                                                                               4,246           6,413
                                                                                          -------------------------------

Equity in net income (loss) of unconsolidated special-purpose entities                              (5)            185
                                                                                          -------------------------------
      Net income (loss)                                                                     $       80       $  (1,052)
                                                                                          ===============================

Partners' share of net income (loss)

Limited partners                                                                            $      (50)      $  (1,182)
General Partner                                                                                    130             130
                                                                                          -------------------------------
      Total                                                                                 $       80       $  (1,052)
                                                                                          ===============================

Net loss per weighted-average depositary unit (9,871,073 units as of
      March 31, 1998 and March 31, 1997)                                                    $    (0.01)      $   (0.12)
                                                                                          ===============================

Cash distribution                                                                           $    2,597       $   2,598
                                                                                          ===============================

Cash distribution per weighted-average depositary unit                                      $     0.25       $    0.25
                                                                                          ===============================










                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                       STATEMENTS OF CHANGES IN PARTNERS'
                  CAPITAL For the Period from December 31, 1996
                                to March 31, 1998
                           (in thousands of dollars)



                                                        Limited          General
                                                       Partners          Partner           Total
                                                     ------------------------------------------------

Partners' capital as of December 31, 1996              $   28,013          $    --          $   28,013

Net income                                                  1,417              520               1,937

Cash distribution                                          (9,871)            (520)            (10,391)
                                                     -----------------------------------------------------

Partners' capital as of December 31, 1997                  19,559               --              19,559

Net income (loss)                                             (50)             130                  80

Cash distribution                                          (2,467)            (130)             (2,597)
                                                     -----------------------------------------------------

Partners' capital as of March 31, 1998                 $   17,042          $    --          $   17,042
                                                     =====================================================


































                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                                1998           1997
                                                                                            ---------------------------
Operating activities

Net income (loss)                                                                            $       80       $   (1,052)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                                   2,395            3,556
  Net (gain) loss on disposition of equipment                                                        10              (90)
  Equity in net (income) loss from unconsolidated special-purpose entities                            5             (185)
  Changes in operating assets and liabilities:
    Restricted cash                                                                                  --              (77)
    Accounts and notes receivable, net                                                              599               25
    Prepaid expenses                                                                                 25               18
    Accounts payable and accrued expenses                                                          (500 )           (458)
    Due to affiliates                                                                              (288 )           (201)
    Lessee deposits and reserves for repairs                                                         94             (127)
                                                                                            -------------------------------
      Net cash provided by operating activities                                                   2,420            1,409
                                                                                            -------------------------------

Investing activities

Payments for capitalized repairs                                                                    (26 )             (5)
Distributions from unconsolidated special-purpose entities                                        1,732            1,751
Proceeds from disposition of equipment                                                              254              375
                                                                                            -------------------------------
      Net cash provided by investing activities                                                   1,960            2,121
                                                                                            -------------------------------

Financing activities

Principal repayments under notes payable                                                             --             (319)
Payment due to affiliates                                                                        (1,792 )             --
Cash distribution paid to General Partner                                                          (130 )           (130)
Cash distribution paid to limited partners                                                       (2,467 )         (2,468)
                                                                                            -------------------------------
      Net cash used in financing activities                                                      (4,389 )         (2,917)
                                                                                            -------------------------------

Net increase (decrease) in cash and cash equivalents                                                 (9 )            613
Cash and cash equivalents at beginning of period                                                  4,239            1,414
                                                                                            -------------------------------
Cash and cash equivalents at end of period                                                   $    4,230       $    2,027
                                                                                            ===============================

Supplemental information
Interest paid                                                                                $      529       $    1,016
                                                                                            ===============================









                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI), or the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of March 31, 1998 and December 31, 1997, the statements of operations and the statements of cash flows for the three months ended March 31, 1998 and 1997, and the statement of changes in partners' capital for the period from December 31, 1996 to March 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.6 million for the three months ended March 31, 1998 and 1997. Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $2.5 million during the three months ended March 31, 1998 and 1997 were deemed to be a return of capital.

Cash distributions of $0.25 per depositary unit were declared on April 24, 1998, and are to be paid on May 15, 1998 to the unitholders of record as of March 31, 1998. These cash distributions will amount to $2.6 million.

3.   Transactions with General Partner and Affiliates

Partnership management fees payable to an affiliate of the General Partner were $0.1 million and $0.4 million as of March 31, 1998 and December 31, 1997, respectively. The Partnership's proportional share of affiliated management fees with unconsolidated special-purpose entities (USPEs) of $21,000 and $0.1 million were payable as of March 31, 1998 and December 31, 1997, respectively.

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1998 and 1997, is listed in the following table (in thousands of dollars):


                                                                  For the Three Months
                                                                    Ended March 31,
                                                                 1998             1997
                                                            --------------------------------

Management fees                                               $      28        $      43
Data processing and administrative expenses                          15               11
Insurance expense                                                     2               27


Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI did not provide the same insurance coverage during 1998 as had been provided for during 1997. These services were provided by an unaffiliated third party.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

4.    Equipment

The components of owned equipment held for operating leases are as follows (in thousands of dollars):


                                                                March 31,          December 31,
                                                                  1998                 1997
                                                              -----------------------------------

Aircraft and aircraft engines                                  $    46,282            $   46,282
Rail equipment                                                      34,862                34,859
Mobile offshore drilling unit                                        9,666                 9,666
Marine containers                                                    7,080                 7,421
Trailers                                                             6,673                 7,080
                                                                   104,563               105,308
Less accumulated depreciation                                      (69,081)              (67,234 )
                                                              ---------------------------------------
    Net equipment                                              $    35,482            $   38,074
                                                              =======================================

As of March 31, 1998, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of 51 railcars and 25 marine containers with an aggregate carrying value of $0.3 million. As of December 31, 1997, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, with the exception of 28 marine containers and 41 railcars with an aggregate carrying value of $0.3 million.

During the three months ended March 31, 1998, the Partnership sold or disposed of marine containers, trailers, and a railcar, with an aggregate net book value of $0.3 million for proceeds of $0.3 million. During the three months ended March 31, 1997, the Partnership sold or disposed of marine containers and railcars, with an aggregate net book value of $0.3 million for proceeds of $0.4 million.

5.   Investments in Unconsolidated Special-purpose Entities (USPE)

The net investment in USPEs includes the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                March 31,      December 31,
                                      Equipment                                   1998            1997
-----------------------------------------------------------------------------------------------------------
  56%   interest in an entity owning a marine vessel                           $    3,002      $    3,104
  17%   Interest in two trusts that own three commercial aircraft, two
          aircraft engines, and a portfolio of rotable components                   2,547           4,021
  50%   interest in a trust that owns two commercial aircraft                       1,893              --
  25%   interest in a trust that owns four commercial aircraft                         --           2,054
        Net investments                                                        $    7,442      $    9,179
                                                                              =============================

The Partnership has an interest in a USPE that owns multiple aircraft (the Trust). This Trust contains provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During the first quarter of 1998, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I, LLC, both affiliated programs, each sold the aircraft designated to it. The result for the Partnership was to restate the ownership in the Trust from 25% to 50%. This change had no effect on the income or loss recognized during the first quarter of 1998.

6,    Subsequent Event

During May 1998, the Partnership increased its investment in the USPE that owns two commercial aircraft by funding the installation of a hushkit to the aircraft assigned to it at a cost of $1.2 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1998 and 1997

Owned Equipment Operations

Lease revenues less direct expenses (repairs and maintenance, equipment operating expense, and asset-specific insurance) on owned equipment increased for the quarter ended March 31, 1998 when compared to the same period of 1997. The following table presents results by owned equipment type (in thousands of dollars):


                                                    For the Three Months
                                                       Ended March 31,

                                                    1998                1997
                      ------------------------------------------------------------
Aircraft and aircraft engines                 $         1,557    $            904
Rail equipment                                          1,312               1,533
Mobile offshore drilling unit                             395                 398
Trailers                                                  265                 400
Marine containers                                         116                 301
Marine vessels                                             --                  (4)



Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $1.6 million and $0.1 million, respectively, for the quarter ended March 31, 1998, compared to $1.9 million and $1.0 million, respectively, during the same period of 1997. Lease revenues decreased $0.3 million during the three months ended March 31, 1998, when compared to the same period in 1997 due to the sale of two aircraft during the third and fourth quarters of 1997. During the three months ended March 31, 1997, the Partnership incurred $1.0 million in repairs on one aircraft to prepare it for re-lease; a similar expense was not needed during the same period of 1998.

Rail equipment: Railcar lease revenues and direct expenses were $1.8 million and $0.5 million, respectively, for the quarter ended March 31, 1998, compared to $1.9 million and $0.3 million, respectively, during the same period of 1997. The increase in direct expenses resulted from running repairs required on certain railcars in the fleet during the first quarter of 1998 that were not needed during the first quarter of 1997. Additionally, there was a decrease in lease revenues due to more railcars being off lease during the first quarter of 1998 when compared to the first quarter of 1997 and to the disposition of rail equipment during 1998 and 1997.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.4 million and $10,000, respectively, for the quarter ended March 31, 1998, compared to $0.4 million and $7,000 respectively, during the same period of 1997

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the quarter ended March 31, 1998, compared to $0.5 million and $0.1 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the quarter ended March 31, 1998, compared to $0.3 million and $3,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container contribution.

(B)      Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.6 million for the quarter ended March 31, 1998 decreased from $4.9 million for the same period of 1997. Significant variances are explained as follows:

     (1) A decrease of $1.2 million in depreciation and amortization expense from 1997 levels reflects the sale of certain equipment during 1998 and 1997 and the double-declining balance method of depreciation.

     (2) A decrease of $0.3 million in interest expense was due to lower average debt outstanding during the three months ended March 31, 1998 when compared to the same period of 1997.

     (3) An increase of $0.2 million in bad debt expense primarily reflects the Partnership's evaluation of the collectibility of certain receivable balances.

(C)      Net Gain (Loss) on Disposition of Owned Equipment

The net loss on the disposition of owned equipment for the first quarter of 1998 totaled $10,000 and resulted from the disposition of marine containers, trailers, and a railcar, with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.3 million. The net gain of $0.1 million in the first quarter of 1997 resulted from the disposition of marine containers and railcars, with an aggregate net book value of $0.3 million for aggregate proceeds of $0.4 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                             For the Three Months
                                                 Ended March 31,

                                                1998         1997
                                            ------------------------
Aircraft, aircraft engines, and rotables      $     73    $     216
Marine vessel                                      (78)         (31)
                                            ------------------------
  Equity in net income (loss) of USPEs        $     (5)   $     185
                                            ========================

Aircraft and aircraft engines, and rotables: The Partnership's share of aircraft revenues and expenses was $0.5 million and $0.4 million, respectively, for the quarter ended March 31, 1998, compared to $0.7 million and $0.5 million, respectively, during the same period of 1997. As of March 31, 1998, the Partnership had a beneficial interest in three trusts that own five commercial aircraft, two aircraft engines, and a package of aircraft rotables. The decrease in lease revenues was due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at a lower rate than was in place during the same period of 1997. The decrease in lease revenues was partially offset by lower direct expenses due to the double-declining balance method of depreciation.

Marine vessel: The Partnership's share of revenues and expenses from the interest in an entity owning a marine vessel was $0.3 million and $0.4 million, respectively, for the quarter ended March 31, 1998, compared to $0.3 million and $0.4 million, respectively, for the same period in 1997. The decrease in contribution was due to lower lease rates earned during the three months ended March 31, 1998, when compared to the same period of 1997.

(E) Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $0.1 million in the first quarter of 1998 compared to a net loss of $1.1 million in the first quarter of 1997. The Partnership's ability to operate or liquidate assets; secure leases; and re-lease those assets for which leases expire during the life of the Partnership is subject to many factors. Therefore, the Partnership's performance for the three months ended March 31, 1998 is not necessarily indicative of future periods. In the first quarter of 1998, the Partnership distributed $2.5 million to the limited partners, or $0.25 per weighted-average depositary unit.

(II)  FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 1998, the Partnership generated sufficient operating cash (net cash provided by operating activities, plus distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for three months ended March 31, 1998 of approximately $2.6 million) to the partners.

During the three months ended March 31, 1998, the Partnership sold or disposed of marine containers, trailers, and a railcar, with an aggregate net book value of $0.3 million, for proceeds of $0.3 million.

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

(III)  YEAR 2000 COMPLIANCE

The General Partner is currently addressing the year 2000 computer software issue and creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of those modifications allocable to the Partnership will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(V)  OUTLOOK FOR THE FUTURE

Since the Partnership is in its holding or passive liquidation phase through December 31, 1998, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal on debt, maintain working capital reserves, and pay cash distributions to the investors.

(VI)  FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

                          PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

              None.

         (b)      Reports on Form 8-K

              None.






















                      (This space intentionally left blank)

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



                                      PLM EQUIPMENT GROWTH FUND III
                                      PARTNERSHIP

                                      By: PLM Financial Services, Inc.
                                          General Partner




Date:  May 12, 1998                   By: /s/ Richard K Brock
                                          -------------------
                                          Richard K Brock
                                          Vice President and
                                          Corporate Controller