Form 10-Q
period 1998-06-30
PLM EQUIPMENT GROWTH FUND III
filed 1998-08-11
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1998

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

                          PLM EQUIPMENT GROWTH FUND III

                             (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                        June 30,          December 31,
                                                                                         1998                 1997
                                                                                     ------------------------------
Assets

Equipment held for operating lease, at cost                                           $      98,525         $   105,308
Less accumulated depreciation                                                               (70,303 )           (67,234 )
                                                                                    ---------------------------------------
  Net equipment                                                                              28,222              38,074

Cash and cash equivalents                                                                     2,470               4,239
Accounts receivable, net of allowance for doubtful
    accounts of $1,442 in 1998 and $1,837 in 1997                                             1,568               1,316
Due from affiliates                                                                           1,556                  --
Investments in unconsolidated special-purpose entities                                        5,408               9,179
Prepaid expenses and other assets                                                                24                  71
Deferred charges, net of accumulated amortization of
    $340 in 1998 and $348 in 1997                                                               193                 307
                                                                                    ---------------------------------------

    Total assets                                                                      $      39,441         $    53,186
                                                                                    =======================================

Liabilities and partners' capital



Liabilities:
Accounts payable and accrued expenses                                                 $       1,114         $     1,294
Due to affiliates                                                                               139               2,208
Lessee deposits and reserves for repairs                                                      1,042                 835
Note payable                                                                                 18,540              29,290
                                                                                    ---------------------------------------
  Total liabilities                                                                          20,835              33,627
                                                                                    ---------------------------------------

Partners' capital:
Limited partners (9,871,073 depositary units as
    of June 30, 1998 and December 31, 1997)                                                  18,606              19,559
General Partner                                                                                  --                  --
                                                                                    ---------------------------------------
  Total partners' capital                                                                    18,606              19,559
                                                                                    ---------------------------------------

    Total liabilities and partners' capital                                           $      39,441         $    53,186
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

                          PLM EQUIPMENT GROWTH FUND III
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)




                                                                 For the Three Months                 For the Six Months
                                                                    Ended June 30,                      Ended June 30,

                                                                  1998            1997                 1998            1997
                               --------------------------------------------------------------------------------------------------
Revenues

Lease revenue                                                  $   4,275       $   5,233           $    8,557       $   10,224
Interest and other income                                             56              93                  114              188
Net gain on disposition of equipment                               3,734              35                3,725              124
                                                              -------------------------------------------------------------------
  Total revenues                                                   8,065           5,361               12,396           10,536
                                                              -------------------------------------------------------------------

Expenses

Depreciation and amortization                                      2,411           3,544                4,807            7,100
Management fees to affiliate                                         265             302                  507              594
Repairs and maintenance                                              731             870                1,301            2,285
Equipment operating expense                                          (12 )            14                   28               20
Interest expense                                                     514             807                1,043            1,604
Insurance expense to affiliate                                       (42 )            --                  (42)              --
Other insurance expense                                              125              66                  208              112
General and administrative expenses to affiliates                    144             171                  299              353
Other general and administrative expenses                            214             236                  318              381
Recovery of bad debts                                               (491 )           (20)                (364)             (46)
                                                              -------------------------------------------------------------------
  Total expenses                                                   3,859           5,990                8,105           12,403
                                                              -------------------------------------------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                         (35 )           157                  (40)             342
                                                              -------------------------------------------------------------------

    Net income (loss)                                          $   4,171       $    (472)          $    4,251       $   (1,525)
                                                              ===================================================================

Partners' share of net income (loss)

Limited partners                                               $   4,041       $    (602)          $    3,991       $   (1,785)
General Partner                                                      130             130                  260              260
                                                              -------------------------------------------------------------------

    Total                                                      $   4,171       $    (472)          $    4,251       $   (1,525)
                                                              ===================================================================

Net income (loss) per weighted-average depositary
    unit (9,871,073 units as of June 30, 1998 and 1997)        $    0.41       $   (0.06)          $     0.40       $    (0.18)
                                                              ===================================================================

Cash distributions                                             $   2,607       $   2,598           $    5,204       $    5,195
                                                              ===================================================================
Cash distributions per weighted-average
    depositary unit                                            $    0.25       $    0.25           $     0.50       $     0.50
                                                              ===================================================================






                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                       STATEMENTS OF CHANGES IN PARTNERS'
                  CAPITAL For the Period from December 31, 1996
                                to June 30, 1998
                           (in thousands of dollars)




                                                        Limited          General
                                                       Partners          Partner           Total
                                                     ------------------------------------------------

Partners' capital as of December 31, 1996              $   28,013          $    --          $   28,013

Net income                                                  1,417              520               1,937

Cash distributions                                         (9,871)            (520)            (10,391)
                                                     -----------------------------------------------------

  Partners' capital as of December 31, 1997                19,559               --              19,559

Net income                                                  3,991              260               4,251

Cash distributions                                         (4,944)            (260)             (5,204)
                                                     -----------------------------------------------------

  Partners' capital as of June 30, 1998                $   18,606          $    --          $   18,606
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

                          PLM EQUIPMENT GROWTH FUND III
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)


                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                                   1998            1997
                                                                                               ----------------------------
Operating activities

Net income (loss)                                                                                $    4,251       $  (1,525 )
Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                                                       4,807           7,100
  Net gain on disposition of equipment                                                               (3,725)           (124 )
  Equity in net (income) loss from unconsolidated special-purpose entities                               40            (342 )
  Changes in operating assets and liabilities:
    Restricted cash and marketable securities                                                            --            (153 )
    Accounts and note receivable, net                                                                  (184)            236
    Prepaid expenses and other assets                                                                    47              41
    Accounts payable and accrued expenses                                                              (180)           (592 )
    Due to affiliates                                                                                (2,069)           (441 )
    Lessee deposits and reserves for repairs                                                            207            (148 )
                                                                                               --------------------------------
      Net cash provided by operating activities                                                       3,194           4,052
                                                                                               --------------------------------

Investing activities

Payments for capitalized improvements                                                                   (34)           (137 )
Equipment purchased and placed in unconsolidated special-purpose entity                              (1,198)             --
Distributions from unconsolidated special-purpose entities                                            2,318           1,835
Proceeds from disposition of equipment                                                               11,461             725
                                                                                               --------------------------------
      Net cash provided by investing activities                                                      12,547           2,423
                                                                                               --------------------------------

Financing activities

Due from affiliates                                                                                  (1,556)             --
Principal payments on note payable                                                                  (10,750)           (461 )
Cash distributions paid to limited partners                                                          (4,944)         (4,935 )
Cash distributions paid to General Partner                                                             (260)           (260 )
                                                                                               --------------------------------
      Net cash used in financing activities                                                         (17,510)         (5,656 )
                                                                                               --------------------------------

Net increase (decrease) in cash and cash equivalents                                                 (1,769)            819
Cash and cash equivalents at beginning of period                                                      4,239           1,414
                                                                                               --------------------------------
Cash and cash equivalents at end of period                                                       $    2,470       $   2,233
                                                                                               ================================

Supplemental information

Interest paid                                                                                    $    1,049       $   1,772
                                               ================================================================================
Sale proceeds in accounts receivable                                                             $       74       $      --
                                               ================================================================================
Noncash transfer of equipment at net book value from
  unconsolidated special-purpose entity                                                          $    2,611       $      --
                                               ================================================================================





                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of June 30, 1998 and December 31, 1997, the statements of operations for the three months and six months ended June 30, 1998 and 1997, the statements of changes in partners' capital from December 31, 1996 to June 30, 1998, and the statements of cash flows for the six months ended June 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

2.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.6 million and $5.2 million for the three and six months ended June 30, 1998 and 1997, respectively. Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $1.0 million and $4.9 million during the six months ended June 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the second quarter of 1998, of $2.6 million, were paid during the third quarter of 1998.

3.   Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997, are listed in the following table (in thousands of dollars):


                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,
                                                      1998           1997                1998            1997
                                                 ------------------------------------------------------------------


Management fees                                    $      33       $      46           $      60        $      88
Data processing and administrative
    expenses                                              12              12                  26               24
Insurance expense                                         10              25                  12               52



The Partnership's proportional share of USPE-affiliated management fees, of $19,000 and $0.1 million, were payable as of June 30, 1998 and December 31, 1997, respectively.

Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provided certain marine insurance coverage for the Partnership's equipment and other insurance brokerage services during 1998 and 1997. TEI did not provide the same insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

During 1998, the Partnership received a $46,000 loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated partnerships.

The balance due to affiliates as of June 30, 1998 was $0.1 million due to FSI and its affiliate for management fees. The balance due to affiliates as of December 31, 1997 includes $0.4 million due to FSI and its affiliate for management fees and $1.8 million due to affiliated USPEs.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998



4.    Equipment

Owned equipment held for operating lease is stated at cost. The components of owned equipment held for operating leases are as follows (in thousands of dollars):


                                                                June 30,           December 31,
                                                                  1998                 1997
                                                              -----------------------------------


Aircraft                                                       $    51,974            $   46,282
Rail equipment                                                      34,423                34,859
Marine containers                                                    6,370                 7,421
Trailers                                                             5,758                 7,080
Mobile offshore drilling unit                                           --                 9,666
                                                                    98,525               105,308
Less accumulated depreciation                                      (70,303)              (67,234 )
                                                              ---------------------------------------
    Net equipment                                              $    28,222            $   38,074
                                                              =======================================

As of June 30, 1998, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of 69 rail equipment and 25 marine containers with an aggregate net book value of $0.4 million. As of December 31, 1997, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, with the exception of 28 marine containers and 41 rail equipment with an aggregate carrying value of $0.3 million.

In the fourth quarter of 1996, the Partnership ended its reinvestment phase in accordance with the limited partnership agreement; therefore, no equipment was purchased during the six months ended June 30, 1998 and 1997. Capital improvements to the Partnership's equipment of $34,000 and $0.1 million were made during the six months ended June 30, 1998 and June 30, 1997, respectively.

During the six months ended June 30, 1998, the Partnership sold or disposed of marine containers, trailers, rail equipment, and a mobile offshore drilling unit, with an aggregate net book value of $7.8 million, for aggregate proceeds of $11.5 million. During the six months ended June 30, 1997, the Partnership sold or disposed of marine containers, trailers, and rail equipment, with an aggregate net book value of $0.6 million, for aggregate proceeds of $0.7 million.

During the six months ended June 30, 1998, a commercial aircraft which was in a trust the Partnership had a 25% interest in was transferred out of the trust into the Partnership's owned equipment portfolio (see Note 5).

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


5.   Investments in Unconsolidated Special-Purpose Entities

The net investment in unconsolidated special-purpose entities included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                        June 30,      December 31,

                                                                                   1998               1997
                                                                              --------------------------------


56% interest in an entity owning a marine vessel                               $    3,050           $     3,104
17% interest in two trusts that own three commercial aircraft, two
aircraft engines, and a portfolio of rotable components                             2,298                 4,021
25% interest in a trust that owned four commercial aircraft                            60                 2,054
                                                                             -------------------------------------


    Net investments                                                            $    5,408           $     9,179
                                                                             =====================================


During the six  months  ended  June 30,  1998,  the  Partnership  increased  its investment in a trust owning four commercial aircraft by funding the installation of a hushkit on an aircraft assigned to the Partnership in the trust for $1.2 million that was paid to FSI. In this Trust, all of the commercial aircraft except the commercial aircraft designated to the Partnership were sold by the affiliated programs. This aircraft was transferred out of the Trust into the Partnership's owned equipment portfolio (see Note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of Equipment Growth Fund III's (the Partnership's) Operating Results for the Three Months Ended June 30, 1998 and 1997

(A)  Owned Equipment Operations

Lease revenues less direct expenses (repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased for the quarter ended June 30, 1998, compared to the same period of 1997. The following table presents results by owned equipment type (in thousands of dollars):


                                                      For the Three Months
                                                         Ended June 30,
                                                    1998                1997
                                             ----------------------------------------


Aircraft                                        $         1,717    $         1,852
Rail equipment                                            1,157              1,277
Mobile offshore drilling unit                               342                396
Trailers                                                    245                526
Marine containers                                            48                269
Marine vessel                                               (22)                --


Aircraft: Aircraft lease revenues and direct expenses were $1.7 million and $18,000, respectively, for the quarter ended June 30, 1998, compared to $2.0 million and $0.1 million, respectively, during the same period of 1997. Lease revenues decreased $0.3 million during the three months ended June 30, 1998, when compared to the same period in 1997 due to the sale of a total of two aircraft during the third and fourth quarters of 1997. During the three months ended June 30, 1997, the Partnership incurred $0.1 million in repairs on one aircraft to prepare it for re-lease; a similar expense was not needed during the same period of 1998.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.8 million and $0.6 million, respectively, for the quarter ended June 30, 1998, compared to $1.9 million and $0.6 million, respectively, during the same period of 1997. The decrease in rail equipment contribution was due to lower revenues resulting from the disposition of rail equipment in 1998 and 1997, and more rail equipment being off lease in the second quarter of 1998, compared to the same period of 1997.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.4 million and $9,000, respectively, for the quarter ended June 30, 1998, compared to $0.4 million and $14,000, respectively, for the quarter ended June 30, 1997. The Partnership sold its mobile offshore drilling unit in June of 1998 with a gain of $3.6 million.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the quarter ended June 30, 1998, compared to $0.6 million and $0.1 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $50,000 and $2,000, respectively, for the quarter ended June 30, 1998, compared to $0.3 million and $2,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet and a decrease in utilization has been a decrease in marine container contribution.

Marine vessel: Marine vessel lease revenues and direct expenses were zero and $22,000, respectively, for the quarter ended June 30, 1998, compared to zero revenues and direct expenses during the same period of 1997. All the Partnership's marine vessels were sold during 1996.

(B)      Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.1 million for the quarter ended June 30, 1998 decreased from $5.1 million for the same period of 1997. Significant variances are explained as follows:

     (1) A decrease of $1.1 million in depreciation and amortization expenses from 1997 levels reflects the sale or disposition of certain Partnership assets during 1998 and 1997 and by the Partnership's use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (2) A decrease of $0.5 million in bad debt expense was due to the collection in outstanding receivables from certain lessees that were previously reserved for as bad debts.

     (3) A decrease of $0.3 million in interest expense was due to a lower average debt outstanding during the three months ended June 30, 1998, compared to the same quarter in 1997.

(C)      Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the second quarter of 1998 was $3.7 million, resulting from the disposition of marine containers, trailers, rail equipment, and a mobile offshore drilling unit with an aggregate net book value of $7.6 million, for aggregate proceeds of $11.3 million. In the second quarter of 1997, the net gain of $35,000 resulted from the disposition of marine containers, trailers, and rail equipment, with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.4 million.

(D)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                    For the Three Months
                                                       Ended June 30,

                                                  1998               1997
                                            ---------------------------------------

Aircraft, aircraft engines, and rotables     $            (30)  $            215
Marine vessels                                             (5)               (58)
                                            ---------------------------------------
    Equity in net income (loss) of USPEs     $            (35)  $            157
                                            =======================================


Aircraft, aircraft engines, and rotables: As of June 30, 1998 and 1997, the Partnership had an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of June 30, 1997, the Partnership also had an interest in a trust that owned six commercial aircraft. The Partnership's share of aircraft revenues and expenses was $0.4 million and $0.4 million, respectively, for the quarter ended June 30, 1998, compared to $0.7 million and $0.5 million, respectively, during the same period of 1997. The decrease in lease revenues was due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at a lower rate than was in place during the same period of 1997. The decrease in lease revenues was partially offset by lower direct expenses due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessels: As of June 30, 1998 and 1997, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of revenues and expenses of marine vessels was $0.4 million and $0.4 million, respectively, for the quarter ended June 30, 1998, compared to $0.3 million and $0.4 million, respectively, for the same period of 1997. The increase in lease revenues was due to higher lease rates for the three months ended June 30, 1998, when compared to the same quarter in 1997.

(E)      Net Income (Loss)

As a result of the foregoing, the Partnership had a net income of $4.2 million in the second quarter of 1998 compared to a net loss of $0.5 million in the second quarter of 1997. The Partnership's ability to operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance for the three months ended June 30, 1998 is not necessarily indicative of future periods. In the second quarter of 1998, the Partnership distributed $2.5 million to the limited partners, or $0.25 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1998 and 1997

(A)               Owned Equipment Operations

Lease revenues less direct expenses (repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased for the six months ended 1998 when compared to the same period of 1997. The following table presents results by owned equipment type (in thousands of dollars):


                                                     For the Six Months
                                                        Ended June 30,
                                                   1998               1997
                                            ---------------------------------------


Aircraft                                      $         3,274    $          2,756
Rail equipment                                          2,468               2,810
Mobile offshore drilling unit                             737                 794
Trailers                                                  510                 927
Marine containers                                         164                 571
Marine vessels                                            (63)                 (5)


Aircraft: Aircraft lease revenues and direct expenses were $3.4 million and $0.1 million, respectively, for the six months ended June 30, 1998, compared to $4.0 million and $1.2 million, respectively, during the same period of 1997. Lease revenues decreased $0.6 million during the six months ended June 30, 1998, when compared to the same period in 1997 due to the sale of a total of two aircraft during the third and fourth quarters of 1997. During the six months ended June 30, 1997, the Partnership incurred $1.2 million in repairs on one aircraft to prepare it for re-lease; a similar expense was not needed during the same period of 1998.

Rail equipment: Rail equipment lease revenues and direct expenses were $3.7 million and $1.2 million, respectively, for the six months ended 1998, compared to $3.8 million and $1.0 million, respectively, during the same period of 1997. The increase in direct expenses resulted from running repairs required on certain rail equipment in the fleet during the first six months of 1998 that were not needed during the first six months of 1997. Additionally, there was a decrease in lease revenues due to the disposition of rail equipment during 1998 and 1997 and more rail equipment being off lease during the first six months of 1998 when compared to the first six months of 1997.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.8 million and $19,000, respectively, for the six months ended June 30, 1998, compared to $0.8 million and $20,000, respectively, for the six months ended June 30, 1997. The decrease in mobile offshore drilling unit contribution was due to the sale of the Partnership's mobile offshore drilling unit on June 1998.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the six months ended June 30, 1998, compared to $1.0 million and $0.1 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $3,000, respectively, for the six months ended June 30, 1998, compared to $0.6 million and $5,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

Marine vessel: Marine vessel lease revenues and direct expenses were zero and $0.1 million for the six months ended June 30, 1998, compared to zero and $5,000, respectively, during the same period of 1997. All the Partnership's marine vessels were sold during 1996. The direct expense of $0.1 million for the six months ended June 30, 1998 was due to additional supplemental liability insurance charged to the Partnership for sold vessels by the former insurance company. This expense was partially offset by loss of hire insurance refund received during the second quarter of 1998 from Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships.

(B) Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.6 million for the six months ended June 30, 1998 decreased from $10.0 million for the same period of 1997. Significant variance is explained as follows:

     (1) A decrease in depreciation and amortization expenses of $2.3 million from 1997 levels reflects the sale or disposition of certain Partnership assets during 1998 and 1997 and the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (2) A decrease of $0.6 million in interest expense was due to lower average debt outstanding during the six months ended June 30, 1998 when compared to the same period of 1997.

     (3) A decrease of $0.3 million in bad debt expense was due to the collection in outstanding receivables from certain lessees that were previously reserved for as bad debts.

     (4) A decrease of $0.1 million in management fees to affiliate from 1997 levels was due to lower lease revenue in 1998, compared to the same period of 1997.

(C)       Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment was $3.7 million for the six months ended June 30, 1998, resulting from the disposition of marine containers, trailers, rail equipment, and a mobile offshore drilling unit with an aggregate net book value of $7.8 million, for aggregate proceeds of $11.5 million. For the six months ended June 30, 1997, the net gain of $0.1 million resulted from the disposition of marine containers, trailers, and rail equipment with an aggregate net book value of $0.6 million, for aggregate proceeds of $0.7 million.

(D)      Interest and Other Income

Interest and other income decreased by $0.1 million for the six months ended June 30, 1998 compared to the same period of 1997 primarily due to lower cash balances available for investment.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                       For the Six Months
                                                         Ended June 30,
                                                    1998                1997
                                             ----------------------------------------


Aircraft, aircraft engines, and rotables        $            43    $           431
Marine vessels                                              (83)               (89 )
    Equity in net income (loss)                 $           (40)   $           342
                       ===============================================================


Aircraft, aircraft engines, and rotables: As of June 30, 1998 and 1997, the Partnership had an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of June 30, 1997, the Partnership also owned an interest in a trust that owns six commercial aircraft. The Partnership's share of aircraft revenues and expenses was $0.8 million and $0.8 million, respectively, for the six months ended June 30, 1998, compared to $1.4 million and $1.0 million, respectively, during the same period of 1997. The decrease in lease revenues was due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at a lower rate than was in place during the same period of 1997. The decrease in lease revenues was partially offset by lower direct expenses due to the double-declining balance method of depreciation which results in great depreciation in the first years an asset is owned.

Marine vessels: As of June 30, 1998 and 1997, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of revenues and expenses in marine vessels was $0.7 million and $0.8 million for the six months ended June 30, 1998 and 1997.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership had net income of $4.3 million for the six months ended June 30, 1998, compared to a net loss of $1.5 million in the same period of 1997. The Partnership's ability to operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 1998 is not necessarily indicative of future periods. The Partnership distributed $4.9 million to the limited partners, or $0.50 per weighted-average depositary unit in the six months ended June 30, 1998.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1998, the Partnership generated sufficient operating cash of $5.5 million (net cash provided by operating activities, plus non-liquidating distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 1998 of approximately $5.2 million) to the partners.

During the six months ended June 30, 1998, the General Partner sold equipment on behalf of the Partnership and realized proceeds of $11.5 million.

During the first six months of 1998, the Partnership paid down $10.8 million of the outstanding note balance as a result of asset sales.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's financial statements.

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



                                      PLM EQUIPMENT GROWTH FUND III

                                      By: PLM Financial Services, Inc.
                                          General Partner




Date:  August 11, 1998                By: /s/ Richard K Brock
                                          -------------------
                                          Richard K Brock
                                          Vice President and
                                          Corporate Controller