Form 10-Q
period 1998-09-30
PLM EQUIPMENT GROWTH FUND III
filed 1998-11-06
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1998

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

                          PLM EQUIPMENT GROWTH FUND III

                             (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                      September 30,       December 31,
                                                                                           1998               1997
                                                                                     ------------------------------------
Assets

Equipment held for operating lease, at cost                                           $      98,185         $   105,308
Less accumulated depreciation                                                               (72,363 )           (67,234 )
                                                                                    ---------------------------------------
  Net equipment                                                                              25,822              38,074

Cash and cash equivalents                                                                     4,016               4,239
Accounts receivable, net of allowance for doubtful
    accounts of $1,824 in 1998 and $1,837 in 1997                                               954               1,316
Investments in unconsolidated special-purpose entities                                        5,272               9,179
Prepaid expenses and other assets                                                                 2                  71
Deferred charges, net of accumulated amortization of
    $371 in 1998 and $348 in 1997                                                               161                 307
                                                                                    ---------------------------------------

    Total assets                                                                      $      36,227         $    53,186
                                                                                    =======================================

Liabilities and partners' capital



Liabilities:
Accounts payable and accrued expenses                                                 $         721         $     1,294
Due to affiliates                                                                               156               2,208
Lessee deposits and reserves for repairs                                                      1,047                 835
Note payable                                                                                 18,540              29,290
                                                                                    ---------------------------------------
  Total liabilities                                                                          20,464              33,627
                                                                                    ---------------------------------------

Partners' capital:
Limited partners (9,871,073 depositary units as
    of September 30, 1998 and December 31, 1997)                                             15,763              19,559
General Partner                                                                                  --                  --
                                                                                    ---------------------------------------
  Total partners' capital                                                                    15,763              19,559
                                                                                    ---------------------------------------

    Total liabilities and partners' capital                                           $      36,227         $    53,186
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

                          PLM EQUIPMENT GROWTH FUND III
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)




                                                                 For the Three Months                 For the Nine Months
                                                                 Ended September 30,                  Ended September 30,

                                                                   1998             1997                 1998             1997
                               ----------------------------------------------------------------------------------------------------
Revenues

Lease revenue                                                  $    3,729       $    5,152            $  12,286       $   15,377
Interest and other income                                              34              119                  148              306
Net gain on disposition of equipment                                    2              734                3,727              858
                                                              ---------------------------------------------------------------------
  Total revenues                                                    3,765            6,005               16,161           16,541
                                                              ---------------------------------------------------------------------

Expenses

Depreciation and amortization                                       2,322            3,544                7,129           10,644
Management fees to affiliate                                          216              290                  723              883
Repairs and maintenance                                               524              570                1,825            2,855
Equipment operating expense                                            --              133                   28              154
Interest expense                                                      340              818                1,383            2,422
Insurance expense to affiliate                                         --               --                  (42 )             --
Other insurance expense                                                45               54                  253              165
General and administrative expenses to affiliates                     128              187                  427              540
Other general and administrative expenses                             171              163                  489              543
Provision for bad debts                                               383              138                   19               93
                                                              ---------------------------------------------------------------------
  Total expenses                                                    4,129            5,897               12,234           18,299
                                                              ---------------------------------------------------------------------

Equity in net income of unconsolidated
    special-purpose entities                                          119              104                   79              446
                                                              ---------------------------------------------------------------------

    Net income (loss)                                          $     (245 )     $      212            $   4,006       $   (1,312)
                                                              =====================================================================

Partners' share of net income (loss)

Limited partners                                               $     (375 )     $       82            $   3,616       $   (1,702)
General Partner                                                       130              130                  390              390
                                                              ---------------------------------------------------------------------

    Total                                                      $     (245 )     $      212            $   4,006       $   (1,312)
                                                              =====================================================================

Net income (loss) per weighted-average depositary
     unit                                                      $    (0.04 )     $     0.01            $    0.37       $    (0.17)
                               ====================================================================================================

Cash distributions                                             $    2,598       $    2,598            $   7,802       $    7,793
                                                              =====================================================================
Cash distributions per weighted-average
    depositary unit                                            $     0.25       $     0.25            $    0.75       $     0.75
                                                              =====================================================================







                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                       STATEMENTS OF CHANGES IN PARTNERS'
                CAPITAL For the Period from December 31, 1996 to
                               September 30, 1998
                           (in thousands of dollars)




                                                        Limited          General
                                                       Partners          Partner           Total
                                                     ------------------------------------------------

Partners' capital as of December 31, 1996              $   28,013          $    --          $   28,013

Net income                                                  1,417              520               1,937

Cash distributions                                         (9,871)            (520)            (10,391)
                                                     -----------------------------------------------------

  Partners' capital as of December 31, 1997                19,559               --              19,559

Net income                                                  3,616              390               4,006

Cash distributions                                         (7,412)            (390)             (7,802)
                                                     -----------------------------------------------------

  Partners' capital as of September 30, 1998           $   15,763          $    --          $   15,763
                                                     =====================================================















                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                                   For the Nine Months
                                                                                                   Ended September 30,
                                                                                                   1998            1997
                                                                                               ----------------------------
Operating activities

Net income (loss)                                                                                $    4,006       $  (1,312 )
Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                                                       7,129          10,644
  Net gain on disposition of equipment                                                               (3,727)           (858 )
  Equity in net income from unconsolidated special-purpose entities                                     (79)           (446 )
  Changes in operating assets and liabilities:
    Restricted cash and marketable securities                                                            --               3
    Accounts and note receivable, net                                                                   398             162
    Prepaid expenses and other assets                                                                    69              61
    Accounts payable and accrued expenses                                                              (573)           (732 )
    Due to affiliates                                                                                (2,052)           (652 )
    Lessee deposits and reserves for repairs                                                            212            (545 )
                                                                                               --------------------------------
      Net cash provided by operating activities                                                       5,383           6,325
                                                                                               --------------------------------

Investing activities

Payments for capitalized improvements                                                                   (54)           (156 )
Equipment purchased and placed in unconsolidated special-purpose entity                              (1,198)             --
Distributions from unconsolidated special-purpose entities                                            2,573           2,185
Proceeds from disposition of equipment                                                               11,625           3,140
                                                                                               --------------------------------
      Net cash provided by investing activities                                                      12,946           5,169
                                                                                               --------------------------------

Financing activities

Principal payments on note payable                                                                  (10,750)           (997 )
Cash distributions paid to limited partners                                                          (7,412)         (7,403 )
Cash distributions paid to General Partner                                                             (390)           (390 )
                                                                                               --------------------------------
      Net cash used in financing activities                                                         (18,552)         (8,790 )
                                                                                               --------------------------------

Net (decrease) increase in cash and cash equivalents                                                   (223)          2,704
Cash and cash equivalents at beginning of period                                                      4,239           1,414
                                                                                               --------------------------------
Cash and cash equivalents at end of period                                                       $    4,016       $   4,118
                                                                                               ================================

Supplemental information

Interest paid                                                                                    $    1,389       $   2,631
                                               ================================================================================
Sale proceeds in accounts receivable                                                             $       42       $      --
                                               ================================================================================
Non-cash transfer of equipment at net book value from
  unconsolidated special-purpose entity                                                          $    2,611       $      --
                                               ================================================================================





                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998


1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of September 30, 1998 and December 31, 1997, the statements of operations for the three months and nine months ended September 30, 1998 and 1997, the statements of changes in partners' capital from December 31, 1996 to September 30, 1998, and the statements of cash flows for the nine months ended September 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

2.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.6 million and $7.8 million for the three and nine months ended September 30, 1998 and 1997, respectively. Cash distributions to unitholders in excess of net income are considered to represent a return of capital. Cash distributions to unitholders of $3.8 million and $7.4 million during the nine months ended September 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1998, of $2.6 million, will be paid during the fourth quarter of 1998.

3.   Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997, are listed in the following table (in thousands of dollars):


                                                     For the Three Months                 For the Nine Months
                                                      Ended September 30,                 Ended September 30,
                                                      1998           1997                1998            1997
                                                 ------------------------------------------------------------------


Management fees                                    $      30       $      43           $      91        $     132
Data processing and administrative
    expenses                                               8              12                  35               35
Insurance expense                                          3              17                  16               69


The Partnership's proportional share of USPE-affiliated management fees, of $15,000 and $0.1 million, were payable as of September 30, 1998 and December 31, 1997, respectively.

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

The balance due to affiliates as of September 30, 1998 was $0.2 million due to FSI and its affiliate for management fees. The balance due to affiliates as of December 31, 1997 includes $0.4 million due to FSI and its affiliate for management fees and $1.8 million due to affiliated USPEs.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998



4.    Equipment

Owned equipment held for operating lease is stated at cost. The components of owned equipment held for operating leases are as follows (in thousands of dollars):


                                                                September 30,           December 31,
                                                                   1998                  1997
                                                              -------------------------------------


Aircraft                                                       $     51,974            $    46,282
Rail equipment                                                       34,443                 34,859
Marine containers                                                     6,296                  7,421
Trailers                                                              5,472                  7,080
Mobile offshore drilling unit                                            --                  9,666
                                                                     98,185                105,308
Less accumulated depreciation                                       (72,363)               (67,234)
                                                              ----------------------------------------
    Net equipment                                              $     25,822            $    38,074
                                                              ========================================


As of September 30, 1998, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, with the exception of 86 rail equipment, 25 marine containers, and one aircraft with an aggregate net book value of $2.7 million. As of December 31, 1997, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, with the exception of 28 marine containers and 41 rail equipment with an aggregate carrying value of $0.3 million.

In the fourth quarter of 1996, the Partnership ended its reinvestment phase in accordance with the limited partnership agreement; therefore, no equipment was purchased during the nine months ended September 30, 1998 and 1997. Capital improvements to the Partnership's equipment of $0.1 million and $0.2 million were made during the nine months ended September 30, 1998 and September 30, 1997, respectively.

During the nine months ended September 30, 1998, the Partnership sold or disposed of marine containers, trailers, rail equipment and a mobile offshore drilling unit, with an aggregate net book value of $8.0 million, for aggregate proceeds of $11.7 million. During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers, trailers, rail equipment, and an aircraft, with an aggregate net book value of $2.2 million, for aggregate proceeds of $3.1 million.

During the nine months ended September 30, 1998, a commercial aircraft, which was in a trust the Partnership had a 25% interest in, was transferred out of the trust into the Partnership's owned equipment portfolio (see Note 5).

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998


5.   Investments in Unconsolidated Special-Purpose Entities

The net investment in unconsolidated special-purpose entities included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                               September 30,      December 31,
                                                                                   1998               1997
                                                                              --------------------------------


56% interest in an entity owning a marine vessel                               $    2,954           $     3,104
17% interest in two trusts that own three commercial aircraft, two
        aircraft engines, and a portfolio of rotable components                     2,206                 4,021
25% interest in a trust that owned four commercial aircraft                           112                 2,054
                                                                             -------------------------------------


    Net investments                                                            $    5,272           $     9,179
                                                                             =====================================


During the nine months ended September 30, 1998, the Partnership increased its investment in a trust owning four commercial aircraft by funding the installation of a hushkit on an aircraft assigned to the Partnership in the trust for $1.2 million. In this Trust, all of the commercial aircraft except the commercial aircraft designated to the Partnership were sold by the affiliated programs. This aircraft, designated to the Partnership, was transferred out of the Trust into the Partnership's owned equipment portfolio (see Note 4).

6.   Net Income (Loss) Per Weighted-Average Partnership Unit

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months and nine months ended September 30, 1998 and 1997 was 9,871,073.










                      (this space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund III's (the Partnership's) Operating Results for the Three Months Ended September 30, 1998 and 1997

(A)  Owned Equipment Operations

Lease revenues less direct expenses (repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased for the quarter ended September 30, 1998, compared to the same period of 1997. The following table presents results by owned equipment type (in thousands of dollars):


                                                       For the Three Months
                                                        Ended September 30,
                                                     1998                1997
                                             ----------------------------------------

Aircraft                                        $         1,592    $         1,994
Rail equipment                                            1,277              1,422
Trailers                                                    257                370
Marine containers                                            48                352
Mobile offshore drilling unit                                --                404
Marine vessel                                                --               (138 )


Aircraft: Aircraft lease revenues and direct expenses were $1.6 million and $22,000, respectively, for the quarter ended September 30, 1998, compared to $2.0 million and $40,000, respectively, during the same period of 1997. Lease revenues decreased $0.4 million during the three months ended September 30, 1998, when compared to the same period in 1997 due to the sale of a total of two aircraft during the third and fourth quarters of 1997, also one aircraft came offlease during the third quarter of 1998. The decrease in lease revenue was partially offset by the incremental lease revenue from an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.8 million and $0.5 million, respectively, for the quarter ended September 30, 1998, compared to $1.9 million and $0.5 million, respectively, during the same period of 1997. The decrease in rail equipment contribution was due to lower revenues resulting from the disposition of rail equipment in 1998 and 1997, and more rail equipment being off lease in the third quarter of 1998, compared to the same period of 1997.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the quarter ended September 30, 1998, compared to $0.6 million and $0.1 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the quarter ended September 30, 1998, compared to $0.4 million and $2,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet and a decrease in utilization has been a decrease in marine container contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were zero for the quarter ended September 30, 1998, compared to $0.4 million and $10,000, respectively, for the quarter ended September 30, 1997. The Partnership sold its mobile offshore drilling unit in June of 1998.

Marine vessel: Marine vessel lease revenues and direct expenses were zero for the quarter ended September 30, 1998, compared to zero revenues and $0.1 million direct expenses, respectively, during the same period of 1997. All the Partnership's marine vessels were sold during 1996.

(B) Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.6 million for the quarter ended September 30, 1998 decreased from $5.1 million for the same period of 1997. Significant variances are explained as follows:

     (1) A decrease of $1.2 million in depreciation and amortization expenses from 1997 levels reflects the sale or disposition of certain Partnership assets during 1998 and 1997 and the Partnership's use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (2) A decrease of $0.5 million in interest expense was due to a lower average debt outstanding during the three months ended September 30, 1998, compared to the same quarter in 1997.

     (3) An increase of $0.2 million in bad debt expense was due to the General Partner's evaluation of the collectability of receivables due from certain lessees.

(C)      Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the third quarter of 1998 was $2,000, resulting from the disposition of marine containers and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million. The net gain on the disposition of owned equipment for the third quarter of 1997 was $0.7 million, which resulted from the disposition of marine containers, trailers, a rail equipment, and an aircraft, with an aggregate net book value of $1.7 million, for aggregate proceeds of $2.4 million.

(D)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                    For the Three Months
                                                    Ended September 30,

                                                  1998               1997
                                            ---------------------------------------

Marine vessels                               $            118   $            (54)
Aircraft, aircraft engines, and rotables                    1                158
                                            ---------------------------------------
    Equity in net income of USPEs            $            119   $            104
                                            =======================================

Marine vessels: As of September 30, 1998 and 1997, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of revenues and expenses of marine vessels was $0.4 million and $0.3 million, respectively, for the quarter ended September 30, 1998, compared to $0.3 million and $0.4 million, respectively, for the same period of 1997. The increase in lease revenues was due to higher lease rates for the three months ended September 30, 1998, when compared to the same quarter in 1997. The decrease in direct expenses was due to lower marine operating expenses and the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

Aircraft, aircraft engines, and rotables: As of September 30, 1998 and 1997, the Partnership had an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of September 30, 1997, the Partnership also had an interest in a trust that owned six commercial aircraft. The aircraft in this trust was transferred out of the trust into the Partnership's owned equipment portfolio in the second quarter of 1998. The Partnership's share of aircraft revenues and expenses was $0.2 million and $0.2 million, respectively, for the quarter ended September 30, 1998, compared to $0.6 million and $0.4 million, respectively, during the same period of 1997. The decrease in lease revenues was due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at a lower rate than was in place during the same period of 1997. In addition, the lease revenues decreased because of the aircraft that was transferred out of a trust into the Partnership's owned equipment portfolio during the second quarter of 1998. Depreciation and administrative expenses decreased as a result of this transfer. The decrease in direct expenses was also due to the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

(E)      Net Income (Loss)

As a result of the foregoing, the Partnership had a net loss of $0.2 million in the third quarter of 1998 compared to a net income of $0.2 million in the third quarter of 1997. The Partnership's ability to operate, or liquidate assets, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended September 30, 1998 is not necessarily indicative of future periods. In the third quarter of 1998, the Partnership distributed $2.5 million to the limited partners, or $0.25 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1998 and 1997

(A) Owned Equipment Operations

Lease revenues less direct expenses (repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment decreased for the nine months ended 1998 when compared to the same period of 1997. The following table presents results by owned equipment type (in thousands of dollars):


                                                     For the Nine Months
                                                      Ended September 30,
                                                  1998               1997
                                            ---------------------------------------


Aircraft                                      $         4,866    $          4,751
Rail equipment                                          3,745               4,232
Trailers                                                  767               1,296
Mobile offshore drilling unit                             737               1,198
Marine containers                                         212                 923
Marine vessels                                            (63)               (143)


Aircraft: Aircraft lease revenues and direct expenses were $5.0 million and $0.1 million, respectively, for the nine months ended September 30, 1998, compared to $6.0 million and $1.2 million, respectively, during the same period of 1997. Lease revenues decreased $1.0 million during the nine months ended September 30, 1998, when compared to the same period in 1997 due to the sale of a total of two aircraft during the third and fourth quarters of 1997, also one aircraft came offlease during the third quarter of 1998. The decrease in lease revenue was partially offset by the incremental lease revenue from an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998. During the nine months ended September 30, 1997, the Partnership incurred $1.2 million in repairs on one aircraft to prepare it for re-lease; a similar expense was not needed during the same period of 1998.

Rail equipment: Rail equipment lease revenues and direct expenses were $5.4 million and $1.7 million, respectively, for the nine months ended 1998, compared to $5.7 million and $1.5 million, respectively, during the same period of 1997. The decrease in lease revenues was due to the disposition of rail equipment during 1998 and 1997 and more rail equipment being off lease during the first nine months of 1998 when compared to the first nine months of 1997. The increase in direct expenses resulted from running repairs required on certain rail equipment in the fleet during the first nine months of 1998 that were not needed during the first nine months of 1997.

Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the nine months ended September 30, 1998, compared to $1.5 million and $0.2 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in trailer contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.8 million and $19,000, respectively, for the nine months ended September 30, 1998, compared to $1.2 million and $31,000, respectively, for the nine months ended September 30, 1997. The decrease in mobile offshore drilling unit contribution was due to the sale of the Partnership's mobile offshore drilling unit in June of 1998.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $5,000, respectively, for the nine months ended September 30, 1998, compared to $0.9 million and $8,000, respectively, during the same period of 1997. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet and a decrease in utilization has been a decrease in marine container contribution.

Marine vessel: Marine vessel lease revenues and direct expenses were zero and $0.1 million for the nine months ended September 30, 1998 and 1997. All the Partnership's marine vessels were sold during 1996. The direct expense of $0.1 million for the nine months ended September 30, 1998 was due to additional supplemental liability insurance charged to the Partnership for sold vessels by the former insurance company. This expense was partially offset by loss of hire insurance refund received during the second quarter of 1998 from Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships. The direct expense of $0.1 million for the nine months ended September 30, 1997 was for supplemental insurance for a sold vessel.

(B) Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $10.2 million for the nine months ended September 30, 1998 decreased from $15.2 million for the same period of 1997. Significant variances are explained as follows:

     (1) A decrease in depreciation and amortization expenses of $3.5 million from 1997 levels reflects the sale or disposition of certain Partnership assets during 1998 and 1997 and the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (2) A decrease of $1.0 million in interest expense was due to lower average debt outstanding during the nine months ended September 30, 1998 when compared to the same period of 1997.

     (3) A decrease of $0.2 million in general and administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees and decreased administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities.

     (4) A decrease of $0.2 million in management fees to affiliate from 1997 levels was due to lower lease revenue in 1998, compared to the same period of 1997.

     (5) A decrease of $0.1 million in bad debt expense was due to the General Partner's evaluation of the collectability of receivables due from certain lessees.

(C)       Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment was $3.7 million for the nine months ended September 30, 1998, resulting from the disposition of marine containers, trailers, rail equipment, and a mobile offshore drilling unit with an aggregate net book value of $8.0 million, for aggregate proceeds of $11.7 million. For the nine months ended September 30, 1997, the net gain of $0.9 million resulted from the disposition of marine containers, trailers, rail equipment, and an aircraft with an aggregate net book value of $2.2 million, for aggregate proceeds of $3.1 million.

(D)      Interest and Other Income

Interest and other income decreased by $0.2 million for the nine months ended September 30, 1998 compared to the same period of 1997 primarily due to lower cash balances available for investment.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                       For the Nine Months
                                                        Ended September 30,
                                                     1998                1997
                                             ----------------------------------------


Aircraft, aircraft engines, and rotables        $            45    $           588
Marine vessels                                               34               (142 )
    Equity in net income                        $            79    $           446
                       ===============================================================


Aircraft, aircraft engines, and rotables: As of September 30, 1998 and 1997, the Partnership had an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of September 30, 1997, the Partnership also owned an interest in a trust that owned six commercial aircraft. The aircraft in this trust was transferred out of the trust into the Partnership's owned equipment portfolio in the second quarter of 1998. The Partnership's share of aircraft revenues and expenses was $1.0 million and $0.9 million, respectively, for the nine months ended September 30, 1998, compared to $2.1 million and $1.5 million, respectively, during the same period of 1997. The decrease in lease revenues was due to the renewal of the leases for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at a lower rate than was in place during the same period of 1997. In addition, the lease revenues decreased because of the aircraft that was transferred out of a trust into the Partnership's owned equipment portfolio during the second quarter of 1998. Depreciation and administrative expenses decreased as a result of this transfer. The decrease in direct expenses was also due to the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

Marine vessels: As of September 30, 1998 and 1997, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of revenues and expenses in marine vessels was $1.0 million and $1.0 million for the nine months ended September 30, 1998, compared to $1.0 million and $1.1 million, respectively, for the nine months ended September 30, 1997.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership had net income of $4.0 million for the nine months ended September 30, 1998, compared to a net loss of $1.3 million in the same period of 1997. The Partnership's ability to operate, or liquidate assets, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 1998 is not necessarily indicative of future periods. In the nine months ended September 30, 1998, the Partnership distributed $7.4 million to the limited partners, or $0.75 per weighted-average depositary unit.






                    (this space is intentionally left blank)

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the  nine  months  ended  September  30,  1998,  the  Partnership  generated sufficient operating cash of $8.0 million (net cash provided by operating activities, plus non-liquidating distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 1998 of approximately $7.8 million) to the partners.

During the nine months ended September 30, 1998, the General Partner sold equipment on behalf of the Partnership and realized proceeds of $11.7 million of which $11.6 million have been received.

During the first nine months of 1998, the Partnership paid down $10.8 million of the outstanding note balance from the proceeds of asset sales.

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products and other business systems, or the Partnership's vendors, service providers and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000 compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000 compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. In addition, the General Partner believes the future costs allocable to the Partnership to become Year 2000 compliant will not be material.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership to control, including the extent to which third parties can address the Year 2000 problem. The General Partner has begun to communicate with vendors, services providers and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position and results of operations of the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the General Partner determines, or is unable to determine, that third-party non-compliance would have a material adverse effect on the Partnership's business, financial position or results of operation.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of September 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's financial statements.

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







                      (this space intentionally left blank)

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



                                   PLM EQUIPMENT GROWTH FUND III

                                   By:PLM Financial Services, Inc.
                                      General Partner




Date:  November 5, 1998            By: /s/ Richard K Brock
                                       -------------------
                                       Richard K Brock
                                       Vice President and
                                       Corporate Controller