Form 10-K
period 1998-12-31
PLM EQUIPMENT GROWTH FUND III
filed 1999-03-18
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998.

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

Indicate the number of units outstanding of each of the issuer's classes of depositary units, as of the latest practicable date:

          Class                              Outstanding at March 17, 1999
Limited partnership depositary units:                9,871,073
General Partnership units:                                   1

An index of exhibits filed with this Form 10-K is located at page 26. Total number of pages in this report: 48.

                                     PART I
ITEM 1.    BUSINESS

(A)  Background

On October 27, 1987, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 10,000,000 depositary units (the units) in PLM Equipment Growth Fund III, a California limited partnership (the Partnership, the Registrant, or EGF III). The Partnership's offering became effective on March 21, 1988. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

     (1) to maintain a diversified portfolio of long-lived, low-obsolescence, high residual-value equipment which were purchased with the net proceeds of the initial partnership offering, supplemented by debt financing, and surplus operating cash during the investment phase of the Partnership. All transactions over $1.0 million must be approved by the PLM International Credit Review Committee (the Committee), which is made up of members of PLM International Senior Management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) To selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continual ownership of a particular asset will have an adverse affect on the Partnership. Proceeds from these sales, together with excess net cash flow from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)), are used for distributions to the partners or for repayment of outstanding debt;

     (4) To preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The offering of the units of the Partnership closed on May 11, 1989. The General Partner contributed $100 for its 5% general partner interest in the Partnership. On August 16, 1991, the units of the Partnership began trading on the American Stock Exchange (AMEX). Thereupon each unitholder received a depositary receipt representing ownership of the number of units owned by such unitholder. The General Partner delisted the Partnership's depositary units from the AMEX on April 8, 1996. The last day for trading on the AMEX was March 22, 1996.

As of December 31, 1998, there were 9,871,073 depositary units outstanding.

Beginning in the Partnership's eighth year of operations, which began January 1, 1997, the General Partner stopped reinvesting cash flow and surplus funds, which, if any, less reasonable reserves, will be distributed to the partners. In the eleventh year of operations of the Partnership, which commences on January 1, 2000, the General Partner will begin the dissolution and liquidation the assets of the Partnership in an orderly fashion. The Partnership will terminate on December 31, 2000, unless the Partnership is terminated earlier upon sale of all of the Partnership's equipment or by certain other events.

Table  1,  below,  lists  the  equipment  and the cost of the  equipment  in the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities, as of December 31, 1998 (in thousands of dollars):

                                     TABLE 1


 Units                             Type                                     Manufacturer                    Cost
----------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

      3    737-200 Stage II commercial aircraft                  Boeing                                 $   30,506
      1    DC-9-32  Stage II commercial aircraft                 McDonnell Douglas                          10,028
      1    Dash 8-300 Stage II commuter aircraft                 Dehavilland                                 5,748
      1    737-200 Stage III commercial aircraft                 Boeing                                      5,746
    739    Non-pressurized tank railcars                         Various                                    17,794
    477    Pressurized tank railcars                             Various                                    11,417
    119    Coal railcars                                         Various                                     4,788
    355    Marine containers                                     Various                                     5,606
     85    Over-the-road refrigerated trailers                   Various                                     2,670
    162    Intermodal trailers                                   Various                                     2,503
     16    Over-the-road dry trailers                            Stoughton and Strick                           84
                                                                                                        --------------

               Total owned equipment held for operating leases                                          $   96,890 <F1>
                                                                                                        ==============

Investments in unconsolidated special-purpose entities:

   0.56    Bulk carrier marine vessel                            Naikai Zosen                           $    7,163 <F2>
   0.17    Two trusts comprised a total of:
             three 737-200 Stage II commercial aircraft,         Boeing                                      4,706 <F3>
             two Stage II aircraft engines, and a                Pratt Whitney                                 195 <F3>
             portfolio of rotable components                     Various                                       325 <F3>
                                                                                                        --------------

               Total investments in unconsolidated special-purpose entities                             $   12,389 <F1>
                                                                                                        ==============

<F1> Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation. All equipment was used equipment at the time of purchase, except for 50 marine containers and 164 dry piggyback trailers.

<F2> Jointly owned:  EGF III (56%) and an affiliated program.

<F3> Jointly owned:  EGF III (17%) and three affiliated programs.




The equipment is generally leased under operating leases with terms of one to six years. All of the Partnership's marine containers are leased to operators of utilization-type leasing pools, that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

As of December 31, 1998, approximately 38% of the Partnership's trailer equipment is operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly. The remaining trailer fleet operated with a short-line railroad system.

The lessees of the equipment include but are not limited to: Continental Airlines, Inc., Canadian Airlines International, Varig S.A. (Viaco Aerea Rio - Grandense), Time Air, Inc., and Terra Nitrogen.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Partnership encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e. leases that have terms equal to the expected economic life of the equipment. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors may write full payout leases at considerably lower rates and for longer terms than the Partnership offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corp., General Electric
Railcar Services Corporation, General Electric Capital Aviation Services Corporation, XTRA Corporation, and other investment programs that lease the same types of equipment.

(D)  Demand

The Partnership operates or operated in six primary operating segments: aircraft leasing, mobile offshore drilling unit leasing, marine vessel leasing, marine container leasing, railcar leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's transportation equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Aircraft

(a)  Commercial aircraft

The world's major airlines experienced a fourth consecutive year of profits, showing a combined marginal net income (net income measured as a percentage of revenue) of 6%, compared to the industry's historical annual rate of 1%. Airlines recorded positive marginal net annual income of 2% in 1995, 4% in 1996, 6% in 1997, and 6% in 1998. The two factors that have led to this increase in profitability are improvements in yield management systems and reduced operating costs, particularly lowered fuel costs. These higher levels of profitability have allowed many airlines to re-equip their fleets with new aircraft, resulting in a record number of orders for manufacturers.


Major airlines increased their fleets from 7,181 aircraft in 1997 to 7,323 in 1998, which has resulted in more used aircraft available on the secondary market. Despite these increases, the number of Stage II aircraft in these fleets (similar to those owned by the Partnership) decreased by 26% from 1997 to 1998, and sharper decreases are expected in 1999. This trend is due to Federal Aviation Regulation section C36.5, which requires airlines to convert 100% of their fleets to Stage III aircraft, which have lower noise levels than Stage II aircraft, by the year 2000 in the United States and the year 2002 in Canada and Europe. Stage II aircraft can be modified to Stage III with the installation of a hushkit that significantly reduces engine noise. The cost of hushkit installation ranges from $1.0 to $2.0 million for the types of aircraft owned by the Partnership.


Orders for new aircraft have risen rapidly worldwide in recent years: 691 in 1995, 1,182 in 1996, 1,328 in 1997, and an estimated 1,500 in 1998. As a result of this increase in orders, manufacturers have expanded their production, and new aircraft deliveries have increased from 482 in 1995, 493 in 1996, and 674 in 1997, to an estimated 825 in 1998.


The industry now has in place two of the three conditions that led to financial problems in the early 1990s: potential excess orders and record deliveries. The missing element is a worldwide recession. Should a recession occur, the industry will experience another period of excess aircraft capacity and surplus aircraft on the ground.


The Partnership's fleet consists of several late-model Stage II narrowbody (single-aisle) commercial aircraft and one Stage III 1980 B737-200. The Stage II aircraft are either positioned with air carriers that are outside Stage III-legislated areas or anticipated to be sold or leased outside of Stage III areas before the year 2000. The Partnership has scheduled one owned Stage II narrowbody aircraft for sale during 1999. The Partnership's 17% interest in two trusts that comprised of a total of three Stage II narrowbody aircraft, two Stage II aircraft engines, and a portfolio of rotable components are also scheduled for sale during 1999.

(b)  Commuter Aircraft

Major changes have occurred in the commuter market due to the 1993 introduction of small regional jets. The original concept for regional jets was to take over the North American hub-and-spoke routes served by the large turboprops, but they are also finding successful niches in point-to-point routes. The introduction of this smaller aircraft has allowed major airlines to shift the regional jets to those marginal routes previously operated by narrowbody (single-aisle) aircraft, allowing larger-capacity aircraft to be more efficiently employed in an airline's route system.


The Partnership leases commuter turboprops containing from 36 to 50 seats. These aircraft all fly in North America, which continues to be the fastest-growing market for commuter aircraft in the world. The Partnership's aircraft possess unique performance capabilities, compared to other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot and high runways, and short runways. However, the growing use of regional jets in the commuter market has resulted in an increase in demand for regional jets at the expense of turboprops. Several major turboprop programs have been terminated and all turboprop manufacturers are cutting back on production due to reduced demand.

(c)  Aircraft Engines

Availability has decreased over the past two years for the Pratt & Whitney Stage II JT8D engine, which powers many of the Partnership's Stage II commercial aircraft. This decrease in supply is due primarily to the limited production of spare parts to support these engines. The demand for this type of aircraft engines currently exceeds supply. The partnership expects to sell its JT8D engines in 1999 that were part of the Partnership's 17% interest in two trusts that own a total of three Stage II aircraft, two Stage II JT8D engines, and a portfolio of aircraft rotables.


(d)  Rotables


Aircraft rotables, or components, are replacement spare parts held in an airline's inventory. They are recycled parts that are first removed from an aircraft or engine, overhauled, and then recertified, returned to an airline's inventory, and ultimately refit to an aircraft in as-new condition. Rotables carry identification numbers that allow them to be individually tracked during their use.


The types of rotables owned and leased by the Partnership include landing gear, certain engine components, avionics, auxiliary power units, replacement doors, control surfaces, pumps, and valves. The market for the Partnership's rotables remains stable.


The Partnership expects to sell the rotables used on its Stage II aircraft during 1999 as part of the Partnership's 17% interest in two trusts that own a total of three Stage II aircraft, two Stage II engines, and rotables jointly owned by the Partnership and three affiliated programs.

(2)  Railcars

(a)  Nonpressurized, General Purpose Tank Cars

Tank cars that do not require pressurization are used to transport a variety of bulk liquid commodities and chemicals, including certain petroleum fuels and products, liquified asphalt, lubricating and vegetable oils, molten surfur, and corn syrup. The largest consumers of chemical products are the manufacturing, automobile, and housing sectors. Because the bulk liquid industry is so diverse, its overall health is reflected by such general indicators as changes in the Gross Domestic Product, personal consumption expenditures, retail sales, currency exchange rates, and national and international economic forecasts.

In North America, railcar loadings for the commodity group that includes chemicals and petroleum products remained essentially unchanged, compared to 1997. The Partnership's general purpose cars continue to be in high demand, with utilization over 98% in 1998.

(b)  Pressurized Tank Railcars

Pressurized tank cars transport primarily two chemicals: liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). Natural gas is used in a variety of ways in businesses, electric plants, factories, homes, and now even cars. The demand for fertilizer is driven by a number of factors, including grain prices, the status of government farm subsidy programs, the amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar.

In North America, 1998 carload originations of both chemicals and petroleum products remained relatively constant, compared to 1997. The 98% utilization rate of the Partnership's pressurized tank cars was consistent with this statistic.

(c)  Coal Railcars

Since most coal is shipped to domestic electric utilities, demand for coal is greatly influenced by summer air conditioning and, to a lesser extent, winter heating requirements. Coal car loadings in North America in 1998 increased 3% from 1997.

Coal cars owned by the Partnership are on long-term leases and operated at 100% utilization during 1998.

(3)  Marine Containers

The marine container market began 1998 with industrywide utilization in the low 80% range. This percentage eroded somewhat during the year, while per diem rental rates remained steady. One factor affecting the market was the availability of historically low-priced marine containers from Asian manufacturers. This trend is expected to remain in 1999, and will continue to put pressure on economic results fleetwide.

The trend toward industrywide consolidation continued in 1998, as the U.S. parent company of one of the industry's top ten container lessors announced that it would be outsourcing the management of its container fleet to a competitor. While this announcement has yet to be finalized, over the long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(4)  Trailers

(a)  Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market remained strong in 1998 as freight levels improved and equipment oversupply was reduced. Many refrigerated equipment users retired older trailers and consolidated their fleets, making way for new, technologically improved units. Production of new equipment is backlogged into the third quarter of 1999. In light of the current tight supply of trailers available on the market, it is anticipated that trucking companies and other refrigerated trailer users will look outside their own fleets more frequently by leasing trailers on a short-term basis to meet their equipment needs.

This leasing trend should benefit the Partnership, which makes most of its trailers available for short-term leasing from rental yards owned and operated by a PLM International subsidiary. The Partnership's utilization of refrigerated trailers showed improvement in 1998, with utilization rates approaching 70%, compared to 60% in 1997.

(b)  Intermodal (Piggyback) Trailers

Intermodal (piggyback) trailers are used to ship goods either by truck or by rail. Activity within the North American intermodal trailer market declined slightly in 1998, with trailer shipments down 4% from 1997 levels, due primarily to rail service problems associated with the mergers in this area. Utilization of the intermodal per diem rental fleet, consisting of approximately 170,000 units, was 73%. Intermodal utilization in 1999 is expected to decline another 2% from 1998 levels, due to a slight leveling off of overall economic activity in 1999, after a robust year in 1998.

The General Partner has initiated expanded marketing and asset management efforts for its intermodal trailers, from which it expects to achieve, improved trailer utilization and operating results. During 1998, average utilization rates for the Partnership's intermodal trailer fleet approached 80%.

(c)  Over-the-Road Dry Trailers

The U.S. over-the-road nonrefrigerated (dry) trailer market continued to recover in 1998, with a strong domestic economy resulting in heavy freight volumes. The leasing outlook continues to be positive, as equipment surpluses of recent years are being absorbed by a buoyant market. In addition to high freight volumes, declining fuel prices have led to a strong trucking industry and improved equipment demand.

The Partnership's nonrefrigerated van fleet experienced strong utilization throughout 1998, with utilization rates remaining well above 70% throughout the year.

(5)  Marine Vessel

The Partnership has investment with another affiliated program in small-sized dry bulk vessel that is traded in worldwide markets and carry commodity cargoes. Demand for commodity shipping closely follows worldwide economic growth patterns, which can alter demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessel through period charter, an operating approach that provides the flexibility to adapt to changing market situations.

Freight rates for dry bulk vessels decreased for all ship sizes in 1998, with the largest vessels experiencing the greatest declines. After a relatively stable year in 1997, rates declined due to a decrease in cargo tonnage moving from the Pacific Basin and Asia to western ports. The size of the overall dry bulk carrier fleet decreased by 3%, as measured by the number of vessels, but increased by 1%, as measured by deadweight (dwt) tonnage. While scrapping of ships was a significant factor in 1998 (scrapping increased by 50% over 1997) overall there was no material change in the size of the dry bulk vessel fleet, as deliveries and scrapings were nearly equal.

Total dry trade (as measured in deadweight tons) was flat, compared to a 3% growth in 1997. As a result, the market had no foundation for increasing freight rates, and charter rates declined as trade not only failed to grow, but actually declined due to economic disruptions in Asia. Overall activity is expected to remain flat in 1999, with trade in two of the three major commodities static or decreasing in volume. Iron ore volume is expected to decrease, and grain trade is anticipated to be flat, while a bright spot remains in an estimated increase in steam coal trade.

Ship values experienced a significant decline in 1998, as expectations for trade growth were dampened. The decline in ship values was also driven by bargain pricing for newbuilding in Asian yards.

The uncertainty in forecasts is the Asian economic situation; if there is some recovery from the economic shake-up that started in the second half of 1997, then 1999 has prospects for improvement. The delivery of ships in 1999 is expected to be less than in 1998, and high scrapping levels should continue. Dry bulk shipping is a cyclical business -- inducing capital investment during periods of high freight rates and discouraging investment during periods of low rates. The current environment thus discourages investment. However, the history of the industry implies that this period will be followed by one of increasing rates and investment in new ships, driven by growth in demand. Over time, demand grows at an average of 3% a year, so when historic levels of growth in demand resume, the industry is expected to experience a significant increase in freight rates and ship values.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under United States Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. The cost to husk-kit a Stage II aircraft is approximately $1.5 million, depending on the type of aircraft. The Partnership's Stage II aircraft are either positioned with air carriers that are outside Stage III-legislated areas or anticipated to be sold or leased outside of Stage III areas before the year 2000. The Partnership has scheduled one owned Stage II narrowbody aircraft for sale during 1999. The Partnership's 17% interest in two trusts that comprised of a total of three Stage II narrowbody aircraft, two Stage II aircraft engines, and a portfolio of rotable components are also scheduled for sale during 1999;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank railcars.

As of December 31, 1998, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.       PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased its interests in entities that own equipment for leasing purposes. As of December 31, 1998, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by USPEs as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $199.7 million, proceeds from debt financing of $41.9 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.       LEGAL PROCEEDINGS

The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The
Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1998.











                      (This space intentionally left blank)

                                     PART II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT
              MATTERS


As of March 17, 1999, there were 9,871,073 depositary units outstanding. There are 8,499 depositary unitholders of record as of the date of this report.

There are several secondary market facilitate sales and purchases of depositary units. Secondary markets are characterized as having few buyers for depositary units and therefore are generally viewed as inefficient vehicles for the sale of depositary units. Presently, there is no public market for the depositary units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the depositary units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the depositary units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

On January 14, 1999, the General Partner announced that it will begin to recognize transfers involving trading of units in the partnership for the 1999 calendar year. The partnership is listed on the OTC Bulletin Board under the symbols GFZPZ.

In making the announcement, the General Partner noted that, as in previous years, it will continue to monitor the volume of such trades to ensure that the Partnership remain in compliance with Internal Revenue Service (IRS) Notice
88-75 and IRS Code Section 7704. These IRS regulations contain safe harbor provisions stipulating the maximum number of partnership units that can be traded during a calendar year in order for a partnership not to be deemed a publicly traded partnership for income tax purposes.

Should the Partnership approach the annual safe harbor limitation later on in 1999, the General Partner will, at that time, cease to recognize any further transfers involving trading of Partnership units. Transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which include transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan, will continue to be recognized by the General Partner throughout the year.

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership subject to certain special allocation provisions.

The Partnership engaged in a plan to repurchase up to 250,000 depositary units. There were no repurchases of depositary units in 1998 and 1997. As of December 31, 1998, the Partnership had purchased a cumulative total of 128,853 depositary units at a total cost of $0.9 million. The General Partner does not plan any future repurchase of depositary units on behalf of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
   (In thousands of dollars, except weighted-average depositary unit amounts)


                                                     1998            1997            1996             1995            1994
                                                 --------------------------------------------------------------------------------

    Operating results:
      Total revenues                             $   19,999      $   26,066      $   25,886       $   28,055        $  40,247
      Net gain on disposition
        of equipment                                  3,808           5,629           6,450            2,936            2,863
      Loss on revaluation of
        equipment                                        --              --              --               --           (1,082 )
      Equity in net income of unconsolidated
         special-purpose entities                        76             485           6,864               --               --
      Net income                                      2,917           1,937           9,760            2,706              252

    At year-end:
      Total assets                               $   33,068      $   53,186      $   78,651       $   83,317           98,779
      Total liabilities                              20,986          33,627          50,638           52,980           54,028
      Note payable                                   18,540          29,290          40,284           41,000           41,000

    Cash distribution                            $   10,394      $   10,391      $   11,964       $   16,737           16,811

    Cash distribution representing a return
      of capital to the limited partners         $    7,477      $    8,454      $    2,204       $   14,031           15,970

    Per weighted-average depositary unit:

    Net income (loss)                            $     0.24<F1>  $     0.14<F1>  $     0.93<F2>   $     0.19<F3>         (0.06)<F4>

    Cash distribution                            $     1.00      $     1.00      $     1.15       $     1.60             1.60

    Cash distribution representing a return
      of capital to the limited partners         $     0.76      $     0.86      $     0.22       $     1.41             1.60


<F1> After  reduction of $0.4  million  ($0.04 per  weighted-average  depositary unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).

<F2> After  reduction of $0.1  million  ($0.01 per  weighted-average  depositary unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).

<F3> After  reduction of $0.7  million  ($0.07 per  weighted-average  depositary unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).

<F4> After  reduction of $0.8  million  ($0.08 per  weighted-average  depositary unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund III (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in the various segments in which it operates and its effect on the Partnership's overall financial condition.

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

     The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major actors influencing the current market rate for Partnership's equipment include, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations of concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1998 primarily in its aircraft, marine containers, trailers, and railcars.

     (a) Aircraft: One Boeing 737-200 Stage III commercial aircraft came off-lease during the third quarter of 1998. This aircraft is currently being marketed for sale or re-lease.

     (b) Marine containers: All of the Partnership's marine container portfolio is operated in utilization-based leasing pools and, as such, is highly exposed to repricing activity. The Partnership saw lower re-lease rates and lower utilization on the remaining marine containers fleet during 1998.

     (c) Trailers: All of the Partnership's trailer portfolio operates in short-term rental facilities or short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity.

     (d) Railcars: While this equipment experienced some re-leasing activity, lease rates in this market remain relatively constant.

(2)  Equipment Liquidations

Liquidation of Partnership equipment and investments in USPEs represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1998:

During 1998, the Partnership disposed of owned equipment that included marine containers, trailers, railcars, and a mobile offshore drilling unit for total proceeds of $12.1 million.

(3)  Equipment Valuation

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying values of equipment were required during either 1998, 1997, or 1996.

As of December 31, 1998, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in equipment owned by USPEs, to be $64.6 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the General Partner cannot accurately predict.

(C)  Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering of $199.7 million and permanent debt financing of $41.9 million. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. In addition, the Partnership, under its current loan agreement, does not have the capacity to incur additional debt. The Partnership relies on operating cash flow to meet its operating obligations and to make cash distributions to the limited partners.

For the year ended December 31, 1998, the Partnership generated $11.4 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPES) to meet its operating obligations and to make distributions (total of $10.4 million in 1998) to the partners but also used undistributed available cash from prior periods of approximately $0.8 million.

The Partnership's note payable, which bears interest at 1.5% over LIBOR, had an outstanding balance of $18.5 million as of December 31, 1998 and March 17, 1999. Commencing October 1, 1997, the loan required quarterly principal payments equal to the net proceeds from asset sales from that quarter, or maintain the minimum of the facility balance specified in the loan agreement. During 1998, the Partnership paid $10.8 million of the outstanding loan balance as a result of asset sales.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.











                      (This space intentionally left blank)

(D)  Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased for the year ended December 31, 1998 when compared to the same period of 1997. Certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because these expenses are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                         For the Years
                                                      Ended December 31,
                                                    1998              1997
  ----------------------------------------------------------------------------------
  Aircraft                                     $         5,150   $         6,499
  Rail equipment                                         4,768             5,319
  Trailers                                               1,035             1,539
  Mobile offshore drilling unit                            738             1,612
  Marine containers                                        272             1,077
  Marine vessels                                           (54 )            (160 )


Aircraft: Aircraft lease revenues and direct expenses were $6.5 million and $1.3 million, respectively, for 1998, compared to $7.9 million and $1.4 million, respectively, during 1997. Lease revenues decreased $1.4 million for 1998, when compared to 1997 due to the sale of a total of two aircraft during the third and fourth quarters of 1997 and one aircraft that went offlease during the third quarter of 1998. The decrease in lease revenue was partially offset by the incremental lease revenue from an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998.

Rail equipment: Railcar lease revenues and direct expenses were $7.1 million and $2.4 million, respectively, for 1998, compared to $7.5 million and $2.2 million, respectively, during 1997. The decrease in lease revenues was due to the disposition of rail equipment during 1998 and 1997 and more rail equipment being off lease during 1998 when compared to the same period of 1997. The increase in direct expenses resulted from running repairs required on certain rail equipment in the fleet during 1998 that were not needed during 1997.

Trailers: Trailer lease revenues and direct expenses were $1.3 million and $0.2 million, respectively, for 1998, compared to $1.8 million and $0.3 million, respectively, during 1997. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has been a decrease in trailers net contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit (MODU) lease revenues and direct expenses were $0.8 million and $19,000, respectively, for 1998, compared to $1.6 million and $31,000, respectively, during 1997. The decrease in contribution was due to the sale of the Partnership's MODU in June of 1998.

Marine containers: Marine containers lease revenues and direct expenses were $0.3 million and $6,000, respectively, for 1998, compared to $1.1 million and $10,000, respectively, during 1997. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were zero and $0.1 million, respectively, 1998, compared to zero and $0.2 million, respectively, during 1997. The decrease of net contribution was due to the sale of all the Partnership's marine vessels during 1996. The direct expense of $0.1 million for 1998 was due to additional supplemental liability insurance charged to the Partnership for sold vessels by the former insurance company. This expense was partially offset by loss of hire insurance refund received during the second quarter of 1998 from Transportation Equipment Indemnity Company Ltd.
(TEI), an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships. The direct expense of $0.2 million in 1997 was primarily due to uncollectible port costs for a sold vessel that were formerly borne by the lessee.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $13.2 million for 1998 decreased from $20.5 million for 1997. Significant variances are explained as follows:

     (i) A decrease of $4.5 million in depreciation and amortization expense from 1997 levels reflects the sale or disposition of certain Partnership assets during 1998 and 1997 and the Partnership's use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii)A decrease of $1.5 million in interest expense was due to lower average debt outstanding during 1998 when compared to 1997.

     (iii) A decrease of $0.8 million in bad debt expense from 1997 due to the collection of $0.4 million from past due receivables during 1998 that had previously been reserved for as a bad debt and the General Partner's evaluation of the collectability of receivables due from certain lessees.

     (iv)A decrease of $0.3 million in general and administrative expenses was primarily due to reduced legal fees to collect outstanding receivables due from an aircraft lessee.

     (v) A decrease of $0.2 million in management fees was due to lower lease revenues in 1998, compared to 1997.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment was $3.8 million for 1998 and resulted from the disposition of marine containers, trailers, railcars, and a mobile offshore drilling unit. These assets had an aggregate net book value of $8.3 million and were sold or liquidated for proceeds of $12.1 million. The net gain on disposition of equipment totaled $5.6 million for 1997 and resulted from the disposition of marine containers, trailers, railcars, and aircraft. These assets had an aggregate net book value of $6.5 million and were sold or liquidated for proceeds of $12.1 million.

(d)      Interest and Other Income

Interest and other income decreased by $0.2 million for 1998 compared to 1997 primarily due to lower cash balances available for investment.

(e)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by segment (in thousands of dollars):


                                                            For the Years
                                                          Ended December 31,
                                                       1998               1997
                                                  -------------------------------------
  Aircraft, aircraft engines, and rotables        $            49    $           857
  Marine vessels                                               27               (372 )
                                                  =====================================
    Equity in net income of USPEs                 $            76    $           485
                                                  =====================================


Aircraft, aircraft engines, and rotables: The Partnership's share of aircraft revenues and expenses were $1.2 million and $1.2 million, respectively, for 1998, compared to $2.8 million and $1.9 million, respectively, during 1997. As of December 31, 1998 and 1997, the Partnership had an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of December 31, 1997, the Partnership also owned an interest in a trust that owned four commercial aircraft. The aircraft in this trust was transferred out of the trust into the Partnership's owned equipment portfolio in the second quarter of 1998. The decrease in lease revenues was due to the renewal of the leases in 1998 for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at a lower rate than was in place during the same period of 1997. In addition, the lease revenues decreased because of the aircraft that was transferred out of a trust into the Partnership's owned equipment portfolio went offlease during the second quarter of 1998. Depreciation, direct expenses, and administrative expenses decreased as a result of this transfer and due to the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

Marine vessel: The Partnership's share of revenues and expenses of marine vessels was $1.4 million and $1.4 million, respectively, for 1998, compared to $1.4 million and $1.8 million, respectively, for 1997. As of December 31, 1998 and 1997, the Partnership had a 56% interest in an entity that owns a bulk-carrier marine vessel. The net income of $27,000 in 1998, compared to the net loss of $0.4 in 1997, was due to lower insurance and depreciation expenses in 1998 than in 1997.

(f) Net Income

As a result of the foregoing, the Partnership's net income for 1998 was $2.9 million, compared to net income of $1.9 million during 1997. The Partnership's ability to operate, liquidate assets, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the year ended December 31, 1998 is not necessarily indicative of future periods. In the year ended December 31, 1998 and 1997, the Partnership distributed $9.9 million to the limited partners, or $1.00 per weighted-average depositary unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment increased for the year ended December 31, 1997 when compared to the same period of 1996. Certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because these expenses are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                         For the Years
                                                      Ended December 31,
                                                    1997              1996
  ----------------------------------------------------------------------------------
  Aircraft and aircraft engines                $         6,499   $         3,688
  Rail equipment                                         5,319             4,976
  Mobile offshore drilling unit                          1,612               701
  Trailers                                               1,539             1,748
  Marine containers                                      1,077             1,482
  Marine vessels                                          (160 )             926


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $7.9 million and $1.4 million, respectively, for 1997, compared to $5.0 million and $1.3 million, respectively, during 1996. The increase in net contribution was due to three aircraft acquired during the second and third quarter of 1996, one aircraft that was off lease for part of 1996 and went back on lease during the first quarter of 1997, partially offset by disposition of two aircraft during the third and fourth quarter of 1997.

Rail equipment: Railcar lease revenues and direct expenses were $7.5 million and $2.2 million, respectively, for 1997, compared to $7.8 million and $2.8 million, respectively, during 1996. The increase in railcar contribution resulted from running repairs required on certain railcars in the fleet in 1996 that were not needed during 1997. The increase in contribution caused by lower repairs was partially offset by a decrease in railcar revenue due to lower average lease rate in 1997 when compared to 1996.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $1.6 million and $31,000, respectively, for 1997, compared to $0.7 million and $19,000, respectively, during 1996. The increase in contribution was due to a full year of revenue earned on the rig in 1997, compared to five months in 1996.

Trailers: Trailer lease revenues and direct expenses were $1.8 million and $0.3 million, respectively, for 1997, compared to $2.1 million and $0.4 million, respectively, during 1996. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has been a decrease in trailers net contribution.

Marine containers: Marine container lease revenues and direct expenses were $1.1 million and $10,000, respectively, for 1997, compared to $1.5 million and $12,000, respectively, during 1996. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were zero and $0.2 million, respectively, for 1997, compared to $1.4 million and $0.5 million, respectively, during 1996. The decrease of net contribution was due to the sale of all the Partnership's marine vessels during 1996. The $0.2 million net loss in 1997 was primarily due to uncollectible port costs for a sold vessel that were formerly borne by the lessee.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $20.5 million for 1997 increased from $18.1 million for 1996. Significant variances are explained as follows:

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

(c)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment was $5.6 million for 1997 and resulted from the disposition of marine containers, trailers, railcars, and aircraft. These assets had an aggregate net book value of $6.5 million and were sold or liquidated for proceeds of $12.1 million. The net gain on disposition of equipment totaled $6.5 million for 1996 and resulted from the disposition of aircraft engines, marine vessels, marine containers, trailers, and railcars. These assets had an aggregate net book value of $8.0 million and were sold or liquidated for proceeds of $13.8 million. Included in the gain of $6.5 million from the sale of equipment was the unused portion of accrued drydocking of $0.7 million.

(d)  Interest and Other Income

Interest and other income decreased by $0.5 million for 1997 compared to 1996 primarily due to no sales-type lease income in 1997 compared to $0.5 million in 1996. The charterer exercised its option to buy the vessel which was under the sales-type lease in July 1996.

(e)  Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                         For the Years
                                                      Ended December 31,
                                                    1997              1996
                                               -------------------------------------
  Aircraft, aircraft engines, and rotables     $           857   $           901
  Marine vessels                                          (372 )            (611 )
  Mobile offshore drilling unit                             --             6,574
                                               =====================================
    Equity in net income of USPEs              $           485   $         6,864
                                               =====================================


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

Marine vessel: The Partnership's share of revenues and expenses of marine vessels was $1.4 million and $1.8 million, respectively, for 1997, compared to $1.4 million and $2.0 million, respectively, for 1996. As of December 31, 1997, the Partnership had a 56% interest in an entity that owns a bulk-carrier marine vessel. The decrease in net loss in 1997, when compared to 1996, was due to lower repairs and maintenance and lower marine operating expenses in 1997 than in 1996.

Mobile offshore drilling unit: The Partnership's share of revenues and expenses of the mobile offshore drilling unit was zero for 1997, compared to $7.2 million and $0.6 million, respectively, for 1996. The income of $6.6 million for the twelve months ended December 31, 1996 was primarily due to the sale, in the third quarter of 1996, of the Partnership's investment in an entity that owns a mobile offshore drilling unit, for a gain of which the Partnership's share was $6.5 million.

(f) Net Income

As a result of the foregoing, the Partnership's net income for 1997 was $1.9 million, compared to net income of $9.8 million during 1996. The Partnership's ability to operate, liquidate assets, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the year ended December 31, 1997 is not necessarily indicative of future periods. In the year ended December 31, 1997, the Partnership distributed $9.9 million to the limited partners, or $1.00 per weighted-average depositary unit.

(E)  Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the audited financial statements for information on the revenues, net income (loss), and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location or sell the assets.

The Partnership's owned equipment on lease to the United States (U.S.)-domiciled lessees consisted of railcars, trailers, and an aircraft. During 1998, U.S. lease revenues accounted for 27% of the lease revenues generated by wholly-and partially-owned equipment, while these operations accounted for $1.5 million in net income of the Partnership's total aggregate net income of $2.9 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consisted of railcars and an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998. Canadian lease revenues accounted for 32% of total lease revenues generated by wholly-and partially-owned equipment, while these operations accounted for $1.6 million in net income of the Partnership's total aggregate net income of $2.9 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to Europe consisted of three owned aircraft and an interest in two trusts that own three aircraft, two aircraft engines, and aircraft rotable components. During 1998, the lease revenues for these operations accounted for 24% of total lease revenues generated by wholly-and partially-owned equipment and accounted for a loss of $0.5 million in 1998 of the Partnership's total aggregate net income of $2.9 million.

The Partnership's owned equipment on lease to Asian-domiciled lessees consisted of an aircraft which accounted for 5% of total lease revenue generated by wholly-and partially-owned equipment. During 1998, the net loss generated by this operation was $1.1 million of the Partnership's total aggregate net income of $2.9 million. The net loss of $1.1 million in 1998 was due to $1.2 million of repairs and maintenance expenses to prepare the aircraft for re-lease.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consisted of marine containers, one mobile offshore drilling unit, and a partially owned marine vessel. During 1998, lease revenues for these operations accounted for 13% of the total lease revenue generated by wholly-and partially-owned equipment, while these operations accounted for $3.9 million in net income of the Partnership's total aggregate net income of $2.9 million. The mobile offshore drilling unit was sold in June of 1998 with a gain of $3.6 million.

(F)      Effects of Year 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). Since the Partnership relies substantially on the General Partner's software systems, applications, and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition, and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000-compliant or Year 2000-compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. Also, the General Partner believes the future cost allocable to the Partnership to become Year 2000 compliant will not be material.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner is currently contacting equipment manufacturers of the Partnership's leased equipment portfolio to assure Year 2000 compliance or to develop remediation strategies. The General Partner does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements.

Some risks associated with the Year 2000 problem are beyond the ability of the General Partner or Partnership to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations from the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance, and will develop a contingency plan if the General Partner determines that third-party non-compliance will have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems due to the Year 2000 problems. The General Partner anticipates these plans will be completed by September 30, 1999.

(G)  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of December 31, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 1998, 1997, or 1996.

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

(J)  Outlook for the Future

The Partnership will enter its liquidation phase beginning January 1, 2000. The General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

Several factors may affect the Partnership's operating performance in 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal on debt, and pay cash distributions to the investors.

(1)  Repricing Risk

Certain of the Partnership's aircraft, railcars, trailers, and containers will be remarketed in 1999 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels in U.S. ports, resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. The cost to husk-kit a Stage II aircraft is approximately $1.5 million, depending on the type of aircraft. The Partnership's Stage II aircraft are either positioned with air carriers that are outside Stage III-legislated areas or anticipated to be sold or leased outside of Stage III areas before the year 2000. The Partnership has scheduled one owned Stage II narrowbody aircraft for sale during 1999. The Partnership's 17% interest in two trusts that comprised of a total of three Stage II narrowbody aircraft, two Stage II aircraft engines, and a portfolio of rotable components are also scheduled for sale during 1999.

(3) Distributions

During the passive liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations, make loan principal and interest payments on debt, and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual
Partnership performance and other considerations may require adjustments to existing distribution levels. In the long term, changing market conditions and used equipment values precludes the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

The Partnership will enter the active liquidation phase beginning January 1, 2000. During this phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to unitholders.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of interest rate and currency devaluation risk. The Partnership's senior secured note is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million in 1999, and $25,000 in 2000. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.3 million in 1999 and $49,000 in 2001.

During 1998, 73% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.









                    (This space is intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL
              AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name                                     Age                Position
---------------------------------------- ------------------ -------------------------------------------------------

Robert N. Tidball                        60                 Chairman of the Board, Director, President, and Chief
                                                            Executive Officer, PLM International, Inc.; Director,
                                                            PLM Financial Services, Inc.; Vice President, PLM
                                                            Railcar Management Services, Inc.; President, PLM
                                                            Worldwide Management Services Ltd.

Randall L.-W. Caudill                    51                 Director, PLM International, Inc.

Douglas P. Goodrich                      52                 Director and Senior Vice President, PLM
                                                            International, Inc.; Director and President, PLM
                                                            Financial Services, Inc.; President, PLM
                                                            Transportation Equipment Corporation; President, PLM
                                                            Railcar Management Services, Inc.

Warren G. Lichtenstein                   33                 Director, PLM International, Inc.

Howard M. Lorber                         50                 Director, PLM International, Inc.

Harold R. Somerset                       63                 Director, PLM International, Inc.

Robert L. Witt                           58                 Director, PLM International, Inc.

J. Michael Allgood                       50                 Vice President and Chief Financial Officer, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

Robin L. Austin                          52                 Vice President, Human Resources, PLM International,
                                                            Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          52                 President, PLM Investment Management, Inc.; Vice
                                                            President and Director, PLM Financial Services, Inc.

Richard K Brock                          36                 Vice President and Corporate Controller, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

James C. Chandler                        50                 Vice President, Planning and Development, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

Susan C. Santo                           36                 Vice President, Secretary, and General Counsel, PLM
                                                            International, Inc. and PLM Financial Services, Inc.

Janet M. Turner                          42                 Vice President, Investor Relations and Corporate
                                                            Communications, PLM International, Inc. and PLM
                                                            Investment Management, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment as President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed a Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies. Prior to founding Dunsford Hill Capital Partners, Mr. Caudill held senior investment banking positions at Prudential Securities, Morgan Grenfell Inc., and The First Boston Corporation. Mr. Caudill also serves as a director of Northwest Biotherapeutics, Inc., VaxGen, Inc., SBE, Inc., and RamGen, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation of Chicago, Illinois, a subsidiary of Guardian Industries Corporation, from December 1980 to September 1985.

Warren G. Lichtenstein was elected to the Board of Directors in December 1998. Mr. Lichtenstein is the Chief Executive Officer of Steel Partners II, L.P., which is PLM International's largest shareholder, currently owning 16% of the Company's common stock. Additionally, Mr. Lichtenstein is Chairman of the Board of Aydin Corporation, a NYSE-listed defense electronics concern, as well as a director of Gateway Industries, Rose's Holdings, Inc., and Saratoga Beverage Group, Inc. Mr. Lichtenstein is a graduate of the University of Pennsylvania, where he received a Bachelor of Arts degree in economics.

Howard M. Lorber was elected to the Board of Directors in January 1999. Mr. Lorber is President and Chief Operating Officer of New Valley Corporation, an investment banking and real estate concern. He is also Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc., a fast food company. Additionally, Mr. Lorber is a director of United Capital Corporation and Prime Hospitality Corporation and serves on the boards of several community service organizations. He is a graduate of Long Island University, where he received a Bachelor of Arts degree and a Masters degree in taxation. Mr. Lorber also received charter life underwriter and chartered financial consultant degrees from the American College in Bryn Mawr, Pennsylvania. He is a trustee of Long Island University and a member of the Corporation of Babson College.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President and General Counsel. Mr. Somerset holds a law degree from Harvard Law School as well as a degree in civil engineering from the Rensselaer Polytechnic Institute and a degree in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

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

Robin L. Austin became Vice President, Human Resources of PLM Financial Services, Inc. in 1984, having served in various capacities with PLM Investment Management, Inc., including Director of Operations, from February 1980 to March 1984. From June 1970 to September 1978, Ms. Austin served on active duty in the United States Marine Corps and served in the United States Marine Corp Reserves from 1978 to 1998. She retired as a Colonel of the United States Marine Corps Reserves in 1998. Ms. Austin has served on the Board of Directors of the Marines' Memorial Club and is currently on the Board of Directors of the International Diplomacy Council.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice
President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

James C. Chandler became Vice President, Planning and Development of PLM International in April 1996. From 1994 to 1996 Mr. Chandler worked as a consultant to public companies, including PLM, in the formulation of business growth strategies. Mr. Chandler was Director of Business Development at Itel Corporation from 1987 to 1994, serving with both the Itel Transportation Group and Itel Rail.

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

Janet M. Turner became Vice President of Investor Services of PLM International in 1994, having previously served as Vice President of PLM Investment Management, Inc. since 1990. Before 1990, Ms. Turner held the positions of manager of systems development and manager of investor relations at the Company. Prior to joining PLM in 1984, she was a financial analyst with The Toronto-Dominion Bank in Toronto, Canada.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership subject to certain special allocations of income. In addition to its General Partner interest, FSI owned 8,000 units in the Partnership as of December 31, 1998. As of December 31, 1998, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

     (B) Security Ownership of Management

         Table 3, below, sets forth, as of the date of this report, the amount and percent of the Partnership's outstanding depositary units beneficially owned by each of the directors and executive officers and all directors and executive officers as a group of the General Partner and its affiliates:
                                     TABLE 3

         Name                           Depositary Units    Percent of Units

         Robert N. Tidball                  2,000                  *

         All directors and officers
         As a group (1 person)              2,000                  *

         * Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others

         During 1998, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.9 million; equipment acquisition fees, $0.1 million; and lease negotiation fees, $12,000. The Partnership reimbursed FSI or its affiliates $0.6 million for administrative and data processing services performed on behalf of the Partnership during 1998. The Partnership also paid Transportation Equipment Indemnity Company Ltd. (TEI) a wholly owned, Bermuda-based subsidiary of PLM International, $4,000 for insurance coverages during 1998; these amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Partnership received a refund of $55,000 from TEI during 1998 due to lower loss-of-hire and hull and machinery damage claims from a previous year.

         During 1998, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.1 million, and administrative and data processing services, $43,000.

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


Date:  March 17, 1999                    PLM EQUIPMENT GROWTH FUND III
                                         PARTNERSHIP

                                         By:  PLM Financial Services, Inc.
                                              General Partner



                                         By:  /s/ Douglas P. Goodrich
                                              --------------------------
                                              Douglas P. Goodrich
                                              President & Director



                                         By:  /s/ Richard K Brock
                                              --------------------------
                                              Richard K Brock
                                              Vice President and
                                              Corporate Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                         Capacity                          Date


*___________________
Robert N. Tidball          Director, FSI                    March 17, 1999


*___________________
Douglas P. Goodrich        Director, FSI                    March 17, 1999


*___________________
Stephen M. Bess            Director, FSI                    March 17, 1999

*Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
------------------------
Susan C. Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                         Page

Independent auditors' report                                             29

Balance sheets as of December 31, 1998 and 1997                          30

Statements of income for the years ended December 31,
     1998, 1997, and 1996                                                31

Statements of changes in partners' capital for
     the years ended December 31, 1998, 1997, and
     1996                                                                32

Statements of cash flows for the years ended December 31,
     1998, 1997, and 1996                                                33

Notes to financial statements                                            34-44


All other financial statement schedules have been omitted because the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Partners
PLM Equipment Growth Fund III:



We have audited the accompanying financial statements of PLM Equipment Growth Fund III (the Partnership) as listed in the accompanying index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund III, in accordance with the limited partnership agreement, entered its passive phase on January 1, 1997 and as a result, the Partnership is not permitted to reinvest in equipment. On January 1, 2000 the Partnership will enter the liquidation phase and commence an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2000, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund III as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ KPMG LLP
------------------------

SAN FRANCISCO, CALIFORNIA
March 12, 1999

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)





                                                                            1998                 1997
                                                                        -----------------------------------
  Assets

  Equipment held for operating leases, at cost                           $   96,890           $  105,308
  Less accumulated depreciation                                             (73,580 )            (67,234 )
                                                                         ---------------------------------
      Net equipment                                                          23,310               38,074

  Cash and cash equivalents                                                   3,429                4,239
  Accounts receivable, net of allowance for doubtful
      accounts of $1,469 in 1998 and $1,837 in 1997                           1,164                1,316
  Investments in unconsolidated special-purpose entities                      4,974                9,179
  Lease negotiation fees to affiliates, net of accumulated
      amortization of $155 in 1998 and $161 in 1997                              50                  155
  Debt issuance costs, net of accumulated
      amortization of $248 in 1998 and $187 in 1997                              91                  152
  Prepaid expenses and other assets                                              50                   71
                                                                         ---------------------------------

        Total assets                                                     $   33,068           $   53,186
                                                                         =================================

  Liabilities and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                  $    1,234           $    1,294
  Due to affiliates                                                             155                2,208
  Lessee deposits and reserve for repairs                                     1,057                  835
  Note payable                                                               18,540               29,290
                                                                         ---------------------------------
    Total liabilities                                                        20,986               33,627
                                                                         ---------------------------------

  Partners' capital
  Limited partners (9,871,073 depositary units
      as of December 31, 1998 and 1997)                                      12,082               19,559
  General Partner                                                                --                   --
                                                                         ---------------------------------
    Total partners' capital                                                  12,082               19,559
                                                                         ---------------------------------

        Total liabilities and partners' capital                          $   33,068           $   53,186
                                                                         =================================













                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                            1998            1997           1996
                                                                        --------------------------------------------
  Revenues

  Lease revenue                                                          $  15,905        $ 19,989      $  18,459
  Interest and other income                                                    286             448            977
  Net gain on disposition of equipment                                       3,808           5,629          6,450
                                                                         -------------------------------------------
    Total revenues                                                          19,999          26,066         25,886
                                                                         -------------------------------------------

  Expenses

  Depreciation and amortization                                              9,447          13,959         11,047
  Repairs and maintenance                                                    3,785           3,707          4,475
  Equipment operating expenses                                                  28             248            176
  Insurance expense to affiliate                                               (52 )             6             --
  Other insurance expenses                                                     287             211            359
  Management fees to affiliate                                                 923           1,153          1,004
  Interest expense                                                           1,706           3,164          3,078
  General and administrative expenses to affiliates                            557             777            747
  Other general and administrative expenses                                    813             931          1,276
  Provision for (recovery of) bad debts                                       (336 )           458            828
                                                                         -------------------------------------------
    Total expenses                                                          17,158          24,614         22,990
                                                                         -------------------------------------------

  Equity in net income of unconsolidated
        special-purpose entities                                                76             485          6,864
                                                                         -------------------------------------------

        Net income                                                       $   2,917        $  1,937      $   9,760
                                                                         ===========================================

  Partners' share of net income

  Limited partners                                                       $   2,397        $  1,417      $   9,162
  General Partner                                                              520             520            598
                                                                         -------------------------------------------

        Total                                                            $   2,917        $  1,937      $   9,760
                                                                         ===========================================

  Net income per weighted-average depositary unit                        $    0.24        $   0.14      $    0.93
                                                                         ===========================================

  Cash distribution                                                      $  10,394        $ 10,391      $  11,964
                                                                         ===========================================

  Cash distribution per weighted-average depositary unit                 $    1.00        $   1.00      $    1.15
                                                                         ===========================================











                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 1998, 1997, and 1996
                            (in thousands of dollars)




                                                         Limited           General
                                                         Partners          Partner           Total
                                                       ------------------------------------------------

  Partners' capital as of December 31, 1995            $   30,337          $   --          $   30,337

  Net income                                                9,162             598               9,760

  Repurchase of depositary units                             (120 )            --                (120 )

  Cash distribution                                       (11,366 )          (598 )           (11,964 )
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1996              28,013              --              28,013

  Net income                                                1,417             520               1,937

  Cash distribution                                        (9,871 )          (520 )           (10,391 )
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1997              19,559              --              19,559

  Net income                                                2,397             520               2,917

  Cash distribution                                        (9,874 )          (520 )           (10,394 )
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1998          $   12,082          $   --          $   12,082
                                                       ================================================

























                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (In thousands of dollars)


                                                                            1998            1997            1996
                                                                        ---------------------------------------------
  Operating activities
  Net income                                                             $    2,917      $    1,937      $    9,760
  Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
    Depreciation and amortization                                             9,447          13,959          11,047
    Net gain on disposition of equipment                                     (3,808 )        (5,629 )        (6,450 )
    Equity in net income from unconsolidated special-
        purpose entities                                                        (76 )          (485 )        (6,864 )
    Income from sales-type lease                                                 --              --          (1,885 )
    Changes in operating assets and liabilities:
      Restricted cash and marketable securities                                  --           5,966            (306 )
      Accounts and notes receivable, net                                        169             205             727
      Prepaid expenses and other assets                                          21              (7 )            10
      Accounts payable and accrued expenses                                     (60 )          (211 )           150
      Due to affiliates                                                        (261 )          (881 )          (202 )
      Lessee deposits and reserves for repairs                                  222          (6,717 )          (914 )
                                                                         --------------------------------------------
        Net cash provided by operating activities                             8,571           8,137           5,073
                                                                         --------------------------------------------

  Investing activities
  Payments for purchase of equipment                                             --              --         (28,540 )
  Equipment purchased and placed in unconsolidated special-
      purpose entities                                                       (1,198 )            --              --
  Payment of capitalized repairs                                               (126 )          (248 )          (728 )
  Payments of acquisition fees to affiliate                                     (54 )            --          (1,284 )
  Payments of lease negotiation fees to affiliate                               (12 )             -            (285 )
  Payments received on sales-type lease                                          --              --           6,403
  Proceeds from disposition of equipment                                     12,077          12,085          13,786
  Liquidation distribution from unconsolidated
      special-purpose entities                                                   --              --          13,711
  Distribution from unconsolidated
      special-purpose entities                                                2,868           2,444           2,835
  -------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                            13,555          14,281           5,898
                                                                         --------------------------------------------

  Financing activities
  (Repayments to) net receipts from - affiliate                              (1,792 )         1,792              --
  Proceeds from notes payable                                                    --              --          19,148
  Principal payments on notes payable                                       (10,750 )       (10,994 )       (19,864 )
  Repurchase of depositary units                                                 --              --            (120 )
  Cash distribution paid to limited partners                                 (9,874 )        (9,871 )       (11,366 )
  Cash distribution paid to General Partner                                    (520 )          (520 )          (598 )
  -------------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                               (22,936 )       (19,593 )       (12,800 )
                                                                         --------------------------------------------

  Net (decrease) increase in cash and cash equivalents                         (810 )         2,825          (1,829 )
  Cash and cash equivalents at beginning of year                              4,239           1,414           3,243
                                                                         --------------------------------------------
  Cash and cash equivalents at end of year                               $    3,429      $    4,239      $    1,414
                                                                         ============================================

  Supplemental information
  Interest paid                                                          $    1,712      $    3,339      $    2,957
  ===================================================================================================================




                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation

     Organization

     PLM Equipment Growth Fund III, a California limited partnership (the Partnership), was formed on October 15, 1987 to engage in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

     The Partnership will terminate on December 31, 2000, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Partnership's eighth year of operations, which commenced on January 1, 1997, the General Partner stopped reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to the Partners. Beginning in the Partnership's eleventh year of operations which commences on January 1, 2000, the General Partner intends to begin an orderly liquidation of the Partnership's assets. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less cost to sell.

     FSI manages the affairs of the Partnership. The net income (loss) and cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner, (see Net Income (Loss) and Distributions per Limited Partnership Unit, below). The General Partner is also entitled to receive a subordinated incentive fee after the limited partners receive a minimum return on, and a return of, their invested capital.

     These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operations

     The equipment owned by the Partnership is managed, under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with the investor programs, and is a general partner of other programs.

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs were capitalized and amortized over the term of the lease.

     Depreciation and Amortization

     Depreciation of transportation equipment, held for operating leases, is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for most other types of equipment. Certain aircraft are depreciated under the double-declining balance method over the lease term. The depreciation method is changed to straight-line method when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation (continued)

     Depreciation and Amortization (continued)

     fees have been capitalized as part of the cost of the equipment and amortized over the equipment's depreciable life. Lease negotiation fees are amortized over the initial equipment lease term. Debt placement fees are amortized over the term of the related loan. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

     Transportation Equipment

     In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying values of equipment were required during either 1998, 1997, or 1996.

     Investments in Unconsolidated Special-Purpose Entities

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These interests are accounted for using the equity method.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI. The Partnership's interests in USPEs are managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC or WMS.

     Repairs and Maintenance

     Repair and maintenance costs for railcars, marine vessels, and the trailers, are usually the obligation of the Partnership. Maintenance costs of most of the other equipment are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee. Estimated costs associated with marine vessel dry docking are accrued and charged to income ratably over the period prior to such dry-docking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

     Net Income (Loss) and Distributions Per Depositary Unit

     The net income (loss) of the Partnership is generally allocated 95% to the limited partners and 5% to the General Partner. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership. The General Partner received a special allocation in the amount of $0.4 million, $0.4 million, and $0.1 million from the gross gain on disposition of equipment for the years ended December 31, 1998, 1997, and 1996, respectively. The limited partners' net income (loss) and distributions are allocated among the limited partners based on the number of depositary units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation (continued)

     Net Income (Loss) and Distributions per Depositary Unit (continued)

     Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $7.5 million, $8.5 million, and $2.2 million for the years ended December 31, 1998, 1997, and 1996, respectively, were deemed to be a return of capital.

     Cash distributions relating to the fourth quarter of 1998, 1997, and 1996, of $2.1 million, $2.6 million, and $2.6 million, respectively, were paid during the first quarter of 1999, 1998, and 1997.

     Net Income (Loss) Per Weighted-Average Depositary Unit

     Net income (loss) per weighted-average depositary unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 1998, 1997, and 1996 was 9,871,073, 9,871,073, and 9,873,821, respectively.

     Comprehensive Income

     During 1998, the Partnership adopted Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources. The Partnership's net income (loss) is equal to comprehensive income for the years ended December 31, 1998, 1997, and 1996.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less to be cash equivalents.

     Restricted Cash

     Lessee security deposits and required reserves held by the Partnership are considered restricted cash.

     Reclassification

     Certain   amounts  in  1997  and  1996  financial   statements   have  been
     reclassified to conform to the 1998 presentation.

2.   General Partner and Transactions with Affiliates

     An officer of FSI, a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

2.   General Partner and Transactions with Affiliates (continued)

     services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. The Partnership's proportional share of USPE management fees of $10,000 and $0.1 million were payable as of December 31, 1998 and 1997, respectively. The Partnership's proportional share of USPEs management fee expense during 1998, 1997, and 1996 was $0.1 million, $0.2 million, and $0.2 million, respectively. The Partnership reimbursed FSI and its affiliates $0.6 million, $0.8 million, and $0.7 million for administrative and data processing services performed on behalf of the Partnership in 1998, 1997, 1996, respectively.

     The Partnership's proportional share of USPEs administrative and data processing services reimbursed to FSI was $43,000, $0.1 million and $0.1 million during 1998, 1997, and 1996, respectively.

     The Partnership paid $6,000 to Transportation Equipment Indemnity Company Ltd. (TEI), an affiliate of the General Partner, that provides marine insurance coverage and other insurance brokerage services in 1997. No fees for owned equipment were paid to TEI in 1998 or 1996. No fees for the Partnership's share of USPE were paid to TEI in 1998. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $0.1 million, and $0.1 million during 1997 and 1996. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Partnership's proportional share of a refund of $18,000 was received during 1998, from lower loss-of-hire insurance claims from the insured USPEs and other insured affiliated programs. No similar refund was received during 1997 and 1996. TEI did not provide the same level of insurance coverage during 1998 as had been provided during previous years. These services were provided by an unaffiliated third party. PLM International plans to liquidate TEI in 1999.

     The Partnership paid lease negotiation and equipment acquisition fees of $0.1 and $1.6 million to TEC and PLM Worldwide Management Services Ltd.
     (WMS) during 1998 and 1996. No lease negotiation and equipment acquisition fees were paid to TEC or WMS during 1997.

     As of December 31, 1998, approximately 38% of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

     The Partnership owned certain equipment in conjunction with affiliated programs during 1998, 1997, and 1996 (see Note 4).

     The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees. The balance due to affiliates as of December 31, 1997 included $0.4 million due to FSI and its affiliates for management fees and $1.8 million due to an affiliated USPEs.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

3.   Equipment

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):


  Equipment Held for Operating Leases:                     1998              1997
                                                       --------------------------------

  Aircraft                                             $   52,028         $   46,282
  Rail equipment                                           33,999             34,859
  Marine containers                                         5,606              7,421
  Trailers                                                  5,257              7,080
  Mobile offshore drilling unit                                --              9,666
                                                       --------------------------------
                                                           96,890            105,308
  Less accumulated depreciation                           (73,580 )          (67,234 )
                                                       --------------------------------
  Net equipment                                        $   23,310         $   38,074
                                                       ================================

     Revenues are earned by placing the equipment under operating leases. All of the Partnership's marine containers and marine vessel are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     As of December 31, 1998, all owned equipment in the Partnership portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards, except for 25 marine containers, 69 railcars, and an aircraft. As of December 31, 1997, all owned equipment in the Partnership portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards, except for 28 marine containers and 41 railcars. The aggregate net book value of equipment off lease was $2.4 million and $0.3 million as of December 31, 1998 and 1997, respectively.

     During 1998, a commercial aircraft, which was in a trust which the Partnership had a 25% interest in, was transferred out of the trust into the Parntership's owned equipment portfolio (See Note 4).

     During 1998, the Partnership sold or disposed of marine containers, trailers, railcars, and a mobile offshore drilling unit with an aggregate net book value of $8.3 million for proceeds of $12.1 million.

     During 1997, the Partnership sold or disposed of marine containers, trailers, railcars, and aircraft with an aggregate net book value of $6.5 million for proceeds of $12.1 million.

     In the fourth quarter of 1996, the Partnership ended its investment phase in accordance with the limited partnership agreement; therefore, no equipment was purchased during 1998 and 1997. Capital improvements to the Partnership's existing equipment of $0.1 million and $0.2 million were made during 1998 and 1997, respectively.

     All leases for owned equipment are being accounted for as operating leases. Future minimum rentals under noncancelable leases for owned equipment as of December 31, 1998 during each of the next five years are approximately $12.2 million in 1999, $9.4 million in 2000, $6.7 million in 2001, $2.2 million in 2002, $1.1 million in 2003, and $0.6 million thereafter. Contingent rentals based upon utilization were $0.3 million, $0.9 million, and $1.5 million in 1998, 1997, and 1996, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

4.       Investments in Unconsolidated Special Purpose Entities

     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31, (in thousands of dollars):


                                                                                               1998             1997
                ---------------------------------------------------------------------------------------------------------
                     56% interest in an entity owning a bulk-carrier marine vessel          $    2,814       $    3,104
                     17% interest in two trusts owning a total of three 737-200
                       Stage II commercial aircraft, two Stage II aircraft engines,
                       and a portfolio of aircraft rotables                                      2,054            4,021
                     25% interest in a trust that owned four 737-200 Stage II
                       commercial aircraft                                                         106            2,054
                     ----------------------------------------------------------------------------------      -----------
                         Net investments                                                    $    4,974       $    9,179
                                                                                            ===========      ===========

     During 1998, the Partnership increased its investment in a trust owning four commercial aircraft by funding the installation of a hushkit on an aircraft assigned to the Partnership in the trust for $1.2 million. The Partnership paid a total of $0.1 million lease negotiation and equipment acquisition fees to TEC for the installation of the hushkit. The Partnership was required to install hushkit per the Partnership agreement. In this Trust, all of the commercial aircraft except the commercial aircraft designated to the Partnership were sold by the affiliated programs. The aircraft, designated to the Partnership, was transferred out of the Trust into the Partnership's owned equipment portfolio (see Note 3). As of December 31, 1998, the Partnership's remaining interest in the Trust were $0.1 million of receivables from the former lessee.

     The following summarizes the financial information for the USPEs and the Partnership's interests therein as of and for the years ended December 31, (in thousands of dollars):


                                           1998                          1997                         1996
                                        -----------                   -----------                   ---------
                                                Net                              Net                      Net
                                   Total         Interest        Total        Interest         Total       Interest
                                   USPEs            of           USPEs           of            USPEs      of
                                                Partnership                  Partnership                  Partnership
                                ---------------------------   ---------------------------   ---------------------------
        Net Investments         $    17,606     $    4,974     $   45,015     $    9,179    $    49,985   $   11,138
        Lease revenues                8,787          2,633         18,882          4,199         22,146        5,065
        Net income (loss)             9,262             76         11,077            485         15,930        6,864


     All leases for the partially owned equipment are being accounted for as operating leases. Future minimum rentals under noncancelable leases for partially owned equipment as of December 31, 1998 during each of the next five years are approximately $1,000 in 1999 and $0 thereafter.

5.   Operating Segments

     The Partnership operates or operated primarily in six different segments: aircraft leasing, marine container leasing, mobile offshore drilling unit
     (MODU) leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest expense, and certain other expenses. The segments are managed separately due to different business strategies for each operation.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   Operating Segments (continued)

     The following tables present a summary of the operating segments (in thousands of dollars):


                                                      Marine
                                           Aircraft  Container    MODU    Trailer    Railcar   All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
     ------------------------------------  -------   -------    -------   -------    -------   ----         -----

     Revenues
       Lease revenue                       $  6,471  $    278   $    756  $  1,256   $  7,144  $     --   $ 15,905
       Interest income and other                 23        --         --        --         78       185        286
       Net gain (loss) on disposition of
         equipment                              (14 )      60      3,619      (123 )      266        --      3,808
                                           ------------------------------------------------------------------------
         Total revenues                       6,480       338      4,375     1,133      7,488       185     19,999

     Expenses
       Operations support                     1,321         6         18       221      2,376       106      4,048
       Depreciation and amortization          6,240       240        512       496      1,849       110      9,447
       Interest expense                          --        --         --        --         --     1,706      1,706
       General and administrative expenses      509        19         44       263        782       676      2,293
       Provision for bad debts                 (358 )      --         --        44        (22 )      --       (336 )
                                           ------------------------------------------------------------------------
         Total costs and expenses             7,712       265        574     1,024      4,985     2,598     17,158
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs               49        --         --        --         --        27         76
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $ (1,183 )$     73   $  3,801  $    109   $  2,503  $ (2,386 ) $  2,917
                                           ========================================================================

     As of December 31, 1998
     Total assets                          $ 14,788  $    512   $     --  $  2,148   $  8,072  $  7,548   $ 33,068
                                           ========================================================================

<F1> Includes costs not  identifiable  to a particular  segment such as interest expense, certain amortization expense, certain interest income and other, operations support expenses and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel.




                                                      Marine
                                           Aircraft  Container    MODU    Trailer    Railcar   All
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
     ------------------------------------  -------   -------    -------   -------    -------   ----         -----

     Revenues
       Lease revenue                       $  7,873  $  1,087   $  1,642  $  1,850   $  7,537  $     --   $ 19,989
       Interest income and other                 45        17         --        --         82       304        448
       Net gain on disposition of
         equipment                            5,493        48         --        51         37        --      5,629
                                           ------------------------------------------------------------------------
         Total revenues                      13,411     1,152      1,642     1,901      7,656       304     26,066

     Expenses
       Operations support                     1,374        10         30       311      2,218       229      4,172
       Depreciation and amortization          8,943       753      1,487       725      1,941       110     13,959
       Interest expense                          12        --         --        --         --     3,152      3,164
       General and administrative expenses      532        62        104       408        801       954      2,861
       Provision for bad debts                  379         1         --         5         71         2        458
                                           ------------------------------------------------------------------------
         Total costs and expenses            11,240       826      1,621     1,449      5,031     4,447     24,614
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       857        --         --        --         --      (372 )      485
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $  3,028  $    326   $     21  $    452   $  2,625  $ (4,515 ) $  1,937
                                           ========================================================================

     As of December 31, 1997
     Total assets                          $ 22,249  $  1,168   $  7,422  $  3,434   $ 10,031  $  8,882   $ 53,186
                                           ========================================================================


<F1> Includes costs not  identifiable  to a particular  segment such as interest expense, certain amortization expense, certain interest income and other, operations support expenses and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel.



                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   Operating Segments (continued)


                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1996  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F2>    Total
     ------------------------------------  -------   -------    -------   -------    -------   ----         -----

     Revenues
       Lease revenue                       $  5,014  $  1,494   $  1,368  $  2,073   $  7,790  $    720   $ 18,459
       Interest income and other                 27        --        504        --         10       436        977
       Net gain (loss) on disposition of
         equipment                             (110 )     211      5,317        (3 )    1,035        --      6,450
                                           ------------------------------------------------------------------------
         Total revenues                       4,931     1,705      7,189     2,070      8,835     1,156     25,886

     Expenses
       Operations support                     1,326        12        442       325      2,814        91      5,010
       Depreciation and amortization          5,787       927        395       894      2,148       896     11,047
       Interest expense                          --        --         --        --         --     3,078      3,078
       General and administrative expenses      523        81         71       461        974       917      3,027
       Provision for bad debts                  935         9         --        21       (137 )      --        828
                                           ------------------------------------------------------------------------
         Total costs and expenses             8,571     1,029        908     1,701      5,799     4,982     22,990
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       901        --       (611 )      --         --     6,574      6,864
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $ (2,739 )$    676   $  5,670  $    369   $  3,036  $  2,748   $  9,760
                                           ========================================================================

     As of December 31, 1996
     Total assets                          $ 42,315  $  3,562   $  4,128  $  4,331   $ 12,055  $ 12,260   $ 78,651
                                           ========================================================================


<F1> Includes costs not  identifiable  to a particular  segment such as interest expense, certain amortization expense, certain interest income and other, operations support expenses and general and administrative expenses. Also includes income from an investment in an entity owning a marine vessel.

<F2> Includes costs not  identifiable  to a particular  segment such as interest expense, amortization expense, certain interest income and other, operations support expenses and general and administrative expenses. Also includes income from an investment in an entity owning a mobile offshore drilling unit.



6.   Geographic Information

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in four geographic regions: the United States, Canada, Europe, and Asia. The marine vessels, mobile offshore drilling unit, and marine containers are leased to multiple lessees in different regions that operate this equipment worldwide.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

6.   Geographic Information (continued)

     The table below set forth lease revenue by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domicile of the lessee as of and for the years ended December 31, (in thousands of dollars):




             Region                  Owned Equipment                   Investments in USPES
  --------------------------------------------------------------------------------------------------

                                1998         1997        1996        1998         1997        1996
                             -----------------------------------  -------------------------------------

     United States           $   4,917   $    5,227  $    7,749   $      --   $       --     $    --
     Canada                      5,474        5,479       3,434         449        1,019       1,083
     Europe                      3,619        3,620       1,120         780        1,766       1,869
     Asia                          861        2,558       2,069          --           --          --
     Rest of the world           1,034        3,105       4,087       1,404        1,414       2,113
                             ===================================  =====================================
   Lease revenues            $  15,905   $   19,989  $   18,459   $   2,633   $    4,199     $ 5,065
                             ===================================  =====================================

     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31, (in thousands of dollars):


                Region                          Owned Equipment                       Investments in USPEs
  -----------------------------------------------------------------------------------------------------------------

                                             1998        1997        1996         1998        1997         1996
                                         -------------------------------------  ------------------------------------

     United States                       $    1,513  $    1,130   $   1,639   $       --      $   --   $       --
     Canada                                   1,556       3,340       2,591           10          84         (307 )
     Europe                                    (551 )    (2,662 )    (1,728 )         39         773        1,209
     Asia                                    (1,138 )     3,771      (2,821 )         --          --           --
     Rest of the world                        3,836         941       6,858           27        (372 )      5,962
                                         -------------------------------------  ------------------------------------
   Regional income                            5,216       6,520       6,539           76         485        6,864
   Administrative and other net loss         (2,375 )    (5,068 )    (3,643 )         --          --           --
                                         -------------------------------------  ------------------------------------
   Net income                            $    2,841  $    1,452   $   2,896   $       76      $  485   $    6,864
                                         =====================================  ====================================

     The net book value of these assets as of December 31, were as follows (in thousands of dollars):


                Region                        Owned Equipment                      Investments in USPEs
      ----------------------------  -------------------------------------  --------------------------------------

                                        1998         1997        1996           1998         1997        1996
                                     -------------------------------------   -------------------------------------

       United States                 $    6,475  $    8,639   $  10,862       $     --   $       --  $       --
       Europe                             7,258      11,175      17,399          2,054        4,021       4,564
       Canada                             7,114       6,866       8,136            106        2,054       2,575
       Asia                               1,951       2,852       8,067             --           --          --
       Rest of the world                    512       8,542      13,599          2,814        3,104       3,999
                                     -------------------------------------   -------------------------------------
                                     =====================================   =====================================
           Net book value            $   23,310  $   38,074   $  58,063       $  4,974   $    9,179  $   11,138
                                     =====================================   =====================================

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

7.   Note Payable

     The Partnership had a note outstanding with a face amount of $18.5 million as of December 31, 1998, with interest computed at LIBOR plus 1.5% per annum. The note had different maturities based on the General Partner's ability to select various LIBOR maturities (one month, two months, or three months). Rates are set when the note matures and are reset (6.8% as of December 31, 1998 and 7.4% as of December 31, 1997). During the first 15 months following conversion to a term loan on September 30, 1996, quarterly principal payments equal to 75% of net proceeds from asset sales was due. Commencing October 1, 1997, quarterly principal payments will be equal to 75% of net proceeds from asset sales from that quarter, or to maintain the minimum facility balance specified on the loan agreements. During 1998, the Partnership paid $10.8 million of the outstanding loan balance as a result of asset sales.

     The General Partner believes that the book value of the debt approximates fair market value due to its variable interest rate. The Partnership is prohibited from incurring any new indebtedness when it is in the holding phase or liquidation phase.

8.   Concentrations of Credit Risk

     No single lessee accounted for more than 10% of total consolidated revenues for the year ended December 31, 1998, 1997, and 1996. However, R & B Falcon Drilling, Inc. purchased a mobile offshore drilling unit from the Partnership and the gain from the sale accounted for 16.0% of total consolidated revenues from wholly-and partially-owned equipment during 1998. Aramco Associated Co. purchased an aircraft from the Partnership and the gain from the sale accounted for 16.3% of total consolidated revenues from wholly-and partially-owned equipment during 1997. Electricite et Eaux de Madagascar purchased an entity that owned a marine vessel from the Partnership and the gain from the sale accounted for 17.1% of total consolidated revenues from wholly-and partially-owned equipment during 1996.

     As of December 31, 1998 and 1997, the General Partner believes the Partnership had no significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.   Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 1998, there were temporary differences of approximately $33.1 million between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provision for bad debt, prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.  Contingencies

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

11.  Subsequent Event

     On January 14, 1999, the General Partner for the Partnership announced that it will begin to recognize transfers involving trading of units in 1999. The Partnership is listed on the OTC Bulletin Board under the symbols GFZPZ.

     In making the announcement, the General Partner noted that, as in previous years, it will continue to monitor the volume of such trades to ensure that the Partnership remain in compliance with Internal Revenue Service (IRS) Notice 88-75 and IRS Code Section 7704. These IRS regulations contain safe harbor provisions stipulating the maximum number of partnership units that can be traded during a calendar year in order for a partnership not to be deemed a publicly traded partnership for income tax purposes.

     Should the Partnership approach the annual safe harbor limitation later on in 1999, the General Partner will, at that time, cease to recognize any further transfers involving trading of Partnership units. Transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which include transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan, will continue to be recognized by the General Partner throughout the year.

     During February and March 1999, the Partnership sold part of its interest in two trusts that owned a total of three stage II commercial aircraft with a net book value of $1.7 million for proceeds of $3.0 million. The Partnership expects to sell its remaining interest in the two trust that still own two stage II aircraft engines and a portfolio of aircraft rotables before the end of March 1999.











                      (this space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND III

                                INDEX OF EXHIBITS



  Exhibit                                                              Page

    4.     Limited Partnership Agreement of Partnership.                 *

    4.1    Amendment, dated November 18, 1991, to Limited Partnership    *
           Agreement of Partnership.

   10.1    Management Agreement between Partnership and PLM Investment   *
           Management, Inc.

   10.2 $41,000,000 Credit Agreement dated as of December 13, 1994 with * First Union National Bank of North Carolina.

   24.     Powers of Attorney.                                         46-48

 * Incorporated by reference.  See page 26 of this report.