Form 10-Q
period 1999-03-31
PLM EQUIPMENT GROWTH FUND III
filed 1999-05-03
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                                 March 31,         December 31,
                                                                                                  1999                 1998
                                                                                             ------------------------------------
         ASSETS

         Equipment held for operating lease, at cost                                          $      96,610        $    96,890
         Less accumulated depreciation                                                              (75,124 )          (73,580 )
                                                                                              ------------------------------------
           Net equipment                                                                             21,486             23,310

         Cash and cash equivalents                                                                    2,701              3,429
         Accounts receivable, net of allowance for doubtful
             accounts of $1,460 in 1999 and $1,469 in 1998                                            1,713              1,164
         Investments in unconsolidated special-purpose entities                                       2,889              4,974
         Deferred charges, net of accumulated
             amortization of $435 in 1999 and $403 in 1998                                              109                141
         Prepaid expenses and other assets                                                               33                 50
                                                                                              ------------------------------------

             Total assets                                                                     $      28,931        $    33,068
                                                                                              ====================================

         LIABILITIES AND PARTNERS' CAPITAL

         Liabilities:
         Accounts payable and accrued expenses                                                $         844        $     1,234
         Due to affiliates                                                                              201                155
         Lessee deposits and reserves for repairs                                                     1,226              1,057
         Note payable                                                                                14,956             18,540
                                                                                              ------------------------------------
           Total liabilities                                                                         17,227             20,986
                                                                                              ------------------------------------

         Partners' capital:
         Limited partners (9,871,073 depositary units as
             of March 31, 1999 and December 31, 1998)                                                11,704             12,082
         General Partner                                                                                 --                 --
                                                                                              ------------------------------------
           Total partners' capital                                                                   11,704             12,082
                                                                                              ------------------------------------

             Total liabilities and partners' capital                                          $      28,931        $    33,068
                                                                                              ====================================













                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)




                                                                                                     For the Three Months
                                                                                                        Ended March 31,
                                                                                                      1999            1998
                                                                                                   ---------------------------
REVENUES

Lease revenue                                                                                      $   3,445      $    4,282
Interest and other income                                                                                 68              59
Net gain (loss) on disposition of equipment                                                               13             (10 )
                                                                                                   ---------------------------
  Total revenues                                                                                       3,526           4,331
                                                                                                   ---------------------------

EXPENSES

Depreciation and amortization                                                                          1,783           2,395
Repairs and maintenance                                                                                  464             570
Equipment operating expenses                                                                               5              40
Insurance expense                                                                                         31              83
Management fees to affiliate                                                                             195             242
Interest expense                                                                                         316             529
General and administrative expenses to affiliates                                                        126             155
Other general and administrative expenses                                                                362             105
Provision for (recovery of) bad debts                                                                     (9 )           127
                                                                                                   ---------------------------
  Total expenses                                                                                       3,273           4,246
                                                                                                   ---------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                                                           1,447              (5 )
                                                                                                   ---------------------------

    Net income                                                                                     $   1,700      $       80
                                                                                                   ===========================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                                                                   $   1,596      $      (50 )
General Partner                                                                                          104             130
                                                                                                   ---------------------------

    Total                                                                                          $   1,700      $       80
                                                                                                   ===========================

Net income (loss) per weighted-average depositary unit                                             $    0.16      $    (0.01 )
                                                                                                   ===========================

Cash distribution                                                                                  $   2,078      $    2,597
                                                                                                   ===========================
Cash distribution per weighted-average
    depositary unit                                                                                $    0.20      $     0.25
                                                                                                   ===========================









                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 1997 TO MARCH 31, 1999
                            (in thousands of dollars)




                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------

  Partners' capital as of December 31, 1997            $   19,559         $    --         $   19,559

  Net income                                                2,397             520              2,917

  Cash distribution                                        (9,874 )          (520 )          (10,394 )
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1998              12,082              --             12,082

  Net income                                                1,596             104              1,700

  Cash distribution                                        (1,974 )          (104 )           (2,078 )
                                                       -------------------------------------------------

    Partners' capital as of March 31, 1999             $   11,704         $    --         $   11,704
                                                       =================================================

















                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                                                     For the Three Months
                                                                                                       Ended March 31,
                                                                                                     1999            1998
                                                                                                 -----------------------------
  OPERATING ACTIVITIES

  Net income                                                                                        $ 1,700      $       80
  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                                     1,783           2,395
    Net (gain) loss on disposition of equipment                                                         (13 )            10
    Equity in net (income) loss from unconsolidated special-purpose entities                         (1,447 )             5
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                                         (549 )           599
      Prepaid expenses and other assets                                                                  17              25
      Accounts payable and accrued expenses                                                            (390 )          (500 )
      Due to affiliates                                                                                  11            (288 )
      Lessee deposits and reserves for repairs                                                          169              94
                                                                                                  ---------------------------
        Net cash provided by operating activities                                                     1,281           2,420
                                                                                                  ---------------------------

  INVESTING ACTIVITIES

  Payments for capitalized improvements                                                                  (2 )           (26 )
  (Additional investments in) distributions from unconsolidated special-purpose                         (15 )         1,732
      entities
  Distributions from liquidation of unconsolidated special-purpose entities                           3,547              --
  Proceeds from disposition of equipment                                                                 88             254
  Due to affiliate                                                                                       35              --
  ---------------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                                                     3,653           1,960
                                                                                                  ---------------------------

  FINANCING ACTIVITIES

  Principal payments on note payable                                                                 (3,584 )            --
  Payment due to affiliate                                                                               --          (1,792 )
  Cash distributions paid to limited partners                                                        (1,974 )        (2,467 )
  Cash distributions paid to General Partner                                                           (104 )          (130 )
                                                                                                  ---------------------------
        Net cash used in financing activities                                                        (5,662 )        (4,389 )
                                                                                                  ---------------------------

  Net decrease in cash and cash equivalents                                                            (728 )            (9 )
  Cash and cash equivalents at beginning of period                                                    3,429           4,239
                                                                                                  ---------------------------
  Cash and cash equivalents at end of period                                                        $ 2,701      $    4,230
                                                                                                  ===========================

  SUPPLEMENTAL INFORMATION

  Interest paid                                                                                     $   316      $      529
  ===========================================================================================================================








                       See accompanying notes to financial
                                  statements.

                           PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of March 31, 1999 and December 31, 1998, the statements of income for the three months ended March 31, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

     In accordance with the limited partnership agreement, the Partnership entered its passive phase on January 1, 1997 and as a result, the Partnership is not permitted to reinvest in equipment. On January 1, 2000, the Partnership will enter the liquidation phase and commence an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2000, unless terminated earlier upon sale of all equipment or by certain other events.

     Beginning in the Partnership's eighth year of operations, which commenced on January 1, 1997, the General Partner stopped reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to partners. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less cost to sell.

3.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income. Operating cash distributions were $2.1 million and $2.6 million for the three months ended March 31, 1999 and 1998, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to limited partners of $0.4 million and $2.5 million for the three months ended March 31, 1999 and 1998, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the first quarter of 1999, of $2.1 million, will be paid during the second quarter of 1999.

4.   Transactions with General Partner and Affiliates

     The balance due to affiliates as of March 31, 1999 included $0.2 million due to FSI and its affiliate for management fees, and $35,000 due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 includes $0.2 million due to FSI and its affiliates for management fees.

     The Partnership's proportional share of USPE-affiliated management fees, of $12,000 and $10,000, were payable as of March 31, 1999 and December 31, 1998, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

4.   Transactions with General Partner and Affiliates (continued)

     The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities during 1999 and 1998 is listed in the following table (in thousands of dollars):


                                                                                             For the Three Months
                                                                                                Ended March 31,
                                                                                             1999              1998
                                                                                      ---------------------------------

       Management fees                                                                        $    13          $   28
       Data processing and administrative
           expenses                                                                                 7              15
       Insurance expense                                                                            6               2


5.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):


                                                                   March 31,          December 31,
                                                                    1999                  1998
                                                               --------------------------------------



  Aircraft                                                      $     52,028           $   52,028
  Railcars                                                            33,953               33,999
  Marine containers                                                    5,459                5,606
  Trailers                                                             5,170                5,257
  ---------------------------------------------------------------------------------------------------
                                                                      96,610               96,890
  Less accumulated depreciation                                      (75,124 )            (73,580 )
                                                                -------------------------------------
                                                                =====================================
      Net equipment                                             $     21,486           $   23,310
                                                                =====================================


     As of March 31, 1999, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 38 railcars, 21 marine containers, and an aircraft. As of December 31, 1998, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, except for 69 railcars, 25 marine containers, and an aircraft. The net book value of the equipment off lease was $1.9 million and $2.4 million as of March 31, 1999 and December 31, 1998, respectively.

     Capital improvements to the Partnership's equipment of $2,000 and $26,000 were made during the three months ended March 31, 1999 and March 31, 1998, respectively.

     During the three months ended March 31, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million.

     During the three months ended March 31, 1998, the Partnership sold or disposed of marine containers, trailers, and a railcar, with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.3 million.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

6.   Investments in Unconsolidated Special-Purpose Entities

     The net investment in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):



                                                                                  March 31,        December 31,
                                                                                   1999               1998
                                                                              ---------------------------------

56% interest in an entity owning a marine vessel                               $    2,797          $    2,814
25% interest in a trust that owned four commercial aircraft                            92                 106
17% interest in two trusts that owned three commercial aircraft, two
        aircraft engines, and a portfolio of rotable components                        --               2,054
                                                                               ---------------------------------

    Net investments                                                            $    2,889          $    4,974
                                                                               =================================


     The Partnership sold its 17% interest in the two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of rotable components during the first quarter of 1999 for proceeds of $3.5 million and had a gain of $1.6 million.

7.   Operating Segments

     The Partnership operates or operated primarily in six different segments: aircraft leasing, railcar leasing, marine container leasing, trailer leasing, mobile offshore drilling unit (MODU) leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers.

     The following tables present a summary of the operating segments (in thousands of dollars):


                                                                 Marine
                                           Aircraft  Railcar    Container Trailer    All
     For the quarter Ended March 31, 1999  Leasing   Leasing    Leasing   Leasing    Other<F1>   Total
     ------------------------------------  -------   -------    -------   -------    ----        -----

     REVENUES
       Lease revenue                       $  1,509  $  1,758   $     37  $    141   $     --  $  3,445
       Interest income and other                  5        --         --        --         63        68
       Net gain (loss) on disposition of
         Equipment                                1        17          2        (7 )       --        13
                                           -------------------------------------------------------------
         Total revenues                       1,515     1,775         39       134         63     3,526

     COSTS AND EXPENSES
       Operations support                        94       350         --        46         10       500
       Depreciation and amortization          1,203       443         33        89         15     1,783
       Interest expense                          --        --         --        --        316       316
       Management fees                           62       121          2        10         --       195
       General and administrative expenses      192        66          2        25        203       488
       Provision for (recovery of) bad          (21 )      46         --       (34 )       --        (9 )
     debts
                                           -------------------------------------------------------------
         Total costs and expenses             1,530     1,026         37       136        544     3,273
                                           -------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,474        --         --        --        (27 )   1,447
                                           -------------------------------------------------------------
                                           =============================================================
     Net income (loss)                     $  1,459  $    749   $      2  $     (2 ) $   (508 )$  1,700
                                           =============================================================

     Total assets as of March 31, 1999     $ 12,484  $  7,783   $    555  $  2,143   $  5,966  $ 28,931
                                           =============================================================


<F1> Includes  revenues and costs not identifiable to a particular  segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses. Also includes loss from an investment in an entity owning a marine vessel.



                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   Operating Segments (continued)



                                                                 Marine
                                           Aircraft  Railcar    Container Trailer      MODU    All
     For the quarter Ended March 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
     ------------------------------------  -------   -------    -------   -------    -------   ----         -----

     REVENUES
       Lease revenue                       $  1,612  $  1,828   $    118  $    319   $    405  $     --   $  4,282
       Interest income and other                  3        --         --        --         --        56         59
       Net gain (loss) on disposition of
         Equipment                              (14 )      16          1       (13 )       --        --        (10 )
                                           ------------------------------------------------------------------------
         Total revenues                       1,601     1,844        119       306        405        56      4,331

     COSTS AND EXPENSES
       Operations support                        55       516          2        54         10        56        693
       Depreciation and amortization          1,361       467         96       141        315        15      2,395
       Interest expense                          --        --         --        --         --       529        529
       Management fees                           69       127          6        20         20        --        242
       General and administrative expenses       11        66          2        52         --       129        260
       Provision for (recovery of) bad          125         3        (11 )      (1 )       --        11        127
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,621     1,179         95       266        345       740      4,246
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        73        --         --        --         --       (78 )       (5 )
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $     53  $    665   $     24  $     40   $     60  $   (762 ) $     80
                                           ========================================================================

     Total assets as of March 31, 1998     $ 19,372  $  9,589   $  1,356  $  3,247   $     41  $ 14,578   $ 48,183
                                           ========================================================================

<F1> Includes  revenues and costs not identifiable to a particular  segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses. Also includes loss from an investment in an entity owning a marine vessel.



8.   Net Income Per Weighted-Average Partnership Unit

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 1999 and 1998 was 9,871,073.

9.   Contingencies

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

     The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund III's (the Partnership's)
Operating Results for the Three Months Ended March 31, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 1999 when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                         For the Three Months
                                                            Ended March 31,
                                                         1999               1998
                                                 ------------------------------------

  Aircraft                                      $         1,415    $         1,557
  Railcars                                                1,408              1,312
  Trailers                                                   95                265
  Marine containers                                          37                116
  Mobile offshore drilling unit                              --                395


Aircraft: Aircraft lease revenues and direct expenses were $1.5 million and $0.1 million, respectively, for the quarter ended March 31, 1999, compared to $1.6 million and $0.1 million, respectively, during the same period of 1998. Lease revenues decreased $0.4 million during the three months ended March 31, 1999 when compared to the same period in 1998 due to one aircraft being offlease since the third quarter of 1998. The decrease in lease revenue was partially offset by the incremental lease revenue of $0.3 million from an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998.

Railcars: Railcars lease revenues and direct expenses were $1.8 million and $0.4 million, respectively, for the quarter ended March 31, 1999, compared to $1.8 million and $0.5 million, respectively, during the same period of 1998. The decrease in direct expenses resulted from running repairs required on certain railcars in the fleet during the first quarter of 1998, which were not needed during the same period of 1999.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $46,000, respectively, for the quarter ended March 31, 1999, compared to $0.3 million and $0.1 million, respectively, during the same period of 1998. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $37,000 and $1,000, respectively, for the quarter ended March 31, 1999, compared to $0.1 million and $2,000, respectively, during the same period of 1998. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet and a decrease in utilization has been a decrease in marine container contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were zero for the quarter ended March 31, 1999, compared to $0.4 million and $10,000, respectively, for the quarter ended March 31, 1998. The Partnership sold its mobile offshore drilling unit in June of 1998.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.8 million for the quarter ended March 31, 1999 decreased from $3.6 million for the same period of 1998. Significant variances are explained as follows:

     (i) A decrease of $0.6 million in depreciation and amortization expenses from 1998 levels reflects the sale or disposition of certain Partnership assets during 1999 and 1998 and the Partnership's use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii)A decrease of $0.2 million in interest expense was due to a lower average debt outstanding during the three months ended March 31, 1999, compared to the same period in 1998.

     (iii) A decrease of $0.1 million in bad debt from 1998 due to the collection of $40,000 from past due receivables that had previously been reserved for as a bad debt and the General Partner's evaluation of the collectability of receivables due from certain lessees.

     (iv)An increase of $0.2 million in general and administrative expenses was primarily due to increases in repositioning and inspection costs to prepare an aircraft for re-lease.

(C)  Net Gain (loss) on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the first quarter of 1999 was $13,000, resulting from the disposition of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million. The net loss on the disposition of owned equipment for the first quarter of 1998 was $10,000, which resulted from the disposition of marine containers, trailers, and a railcar, with an aggregate net book value of $0.3 million, for aggregate proceeds of $0.3 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                     For the Three Months
                                                        Ended March 31,
                                                    1999              1998
                                               -------------------------------------

  Aircraft, aircraft engines, and rotables     $         1,474   $            73
  Marine vessel                                            (27 )             (78 )
                                               =====================================
      Equity in net income (loss) of USPEs     $         1,447   $            (5 )
                                               =====================================


Aircraft, aircraft engines, and rotables: As of March 31, 1998, the Partnership had an interest in two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. The Partnership sold these two trusts during the first quarter of 1999. As of March 31, 1998, the Partnership had an interest in a trust that owned four commercial aircraft. The aircraft in this trust was transferred out of the trust into the Partnership's owned equipment portfolio in the second quarter of 1998. The Partnership's share of aircraft revenues and expenses was $1.6 million and $0.1 million, respectively, for the quarter ended March 31, 1999, compared to $0.5 million and $0.4 million, respectively, during the same period of 1998. The $1.6 million of aircraft revenues was the gain from the sale of the equipment in the two trusts during the first quarter of 1999. No lease revenues were earned during the first quarter of 1999 due to the sale of the equipment in the two trusts and an aircraft that was transferred out of a trust into the Partnership's owned equipment portfolio. Aircraft expenses decreased as a result of the sales and the transfer.

Marine vessel: As of March 31, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of revenues and expenses of marine vessels was $0.3 million and $0.3 million, respectively, for the quarter ended March 31, 1999, compared to $0.3 million and $0.4 million, respectively, for the same period of 1998. The decrease in direct expenses was due to lower marine operating expenses and depreciation expenses.

(E)  Net Income

As a result of the foregoing, the Partnership had a net income of $1.7 million in the first quarter of 1999 compared to net income of $0.1 million in the first quarter of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended March 31, 1999 is not necessarily indicative of future periods. In the first quarter of 1999, the Partnership distributed $2.0 million to the limited partners, or $0.20 per weighted-average depositary unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 1999, the Partnership generated operating cash of $1.3 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and to make distributions (total for three months ended March 31, 1999 of approximately $2.1 million) to the partners but also used undistributed available cash from prior periods of approximately $0.8 million.

During the three months ended March 31, 1999, the Partnership sold owned equipment and investments in USPEs and received aggregate proceeds of $3.6 million.

During the first three months of 1999, the Partnership paid down $3.6 million of the outstanding note balance from the proceeds of asset sales.

PLM Financial Services, Inc. (FSI or the General Partner) has not planned any expenditure, nor is it aware of any contingencies that would cause the Partnership to require any additional capital to that mentioned above. The Partnership is in its passive liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to the partners.

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

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of March 31, 1999, the General Partner is reviewing the effect this standard will have on the Partnership's financial statements.

(V)  OUTLOOK FOR THE FUTURE

The Partnership is its passive liquidation phase. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

Several factors may affect the Partnership's operating performance in 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use cash flow from operations and proceeds from disposition of equipment to satisfy its operating requirements, pay loan principal and interest on debt, and pay cash distributions to the partners.

(VI)  FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of interest rate and currency devaluation risk. The Partnership's note payable is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million in the remaining three quarters of 1999, and $25,000 in 2000. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.2 million in the remaining three quarters of 1999 and $0.1 million in 2000.

During the first quarter of 1999, 73% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

























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



                             PLM EQUIPMENT GROWTH FUND III

                             By: PLM Financial Services, Inc.
                                 General Partner




Date:  April 30, 1999        By: /s/ Richard K Brock
                                 -------------------------------------------
                                 Richard K Brock
                                 Vice President and
                                 Corporate Controller