Form 10-Q
period 1999-06-30
PLM EQUIPMENT GROWTH FUND III
filed 1999-07-29
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[ ] TRANSITIION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)





                                                                                         June 30,         December 31,
                                                                                          1999                 1998
                                                                                        ------------------------------
ASSETS

Equipment held for operating lease, at cost                                           $      95,702         $    96,890
Less accumulated depreciation                                                               (76,067)            (73,580)
                                                                                    ---------------------------------------
  Net equipment                                                                              19,635              23,310

Cash and cash equivalents                                                                     3,292               3,429
Accounts receivable, net of allowance for doubtful
    accounts of $1,447 in 1999 and $1,469 in 1998                                             1,649               1,164
Investments in unconsolidated special-purpose entities                                        2,782               4,974
Deferred charges, net of accumulated
    amortization of $466 in 1999 and $403 in 1998                                                78                 141
Prepaid expenses and other assets                                                                17                  50
                                                                                    ---------------------------------------

    Total assets                                                                      $      27,453         $    33,068
                                                                                    =======================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $         695         $     1,234
Due to affiliates                                                                               168                 155
Lessee deposits and reserves for repairs                                                      1,282               1,057
Note payable                                                                                 14,956              18,540
                                                                                    ---------------------------------------
  Total liabilities                                                                          17,101              20,986
                                                                                    ---------------------------------------

Partners' capital:
Limited partners (9,871,073 depositary units as
    of JUNE 30, 1999 and December 31, 1998)                                                  10,352              12,082
General Partner                                                                                  --                  --
                                                                                    ---------------------------------------
  Total partners' capital                                                                    10,352              12,082
                                                                                    ---------------------------------------

    Total liabilities and partners' capital                                           $      27,453         $    33,068
                                                                                    =======================================







                 See accompanying notes to financial statements.

                         PLM EQUIPMENT GROWTH FUND III
                  (A LIMITED PARTNERSHIP) STATEMENTS OF INCOME
        (in thousands of dollars, except weighted-average unit amounts)




                                                                 For the Three Months                  For the Six Months
                                                                    Ended June 30,                       Ended June 30,
                                                                   1999             1998                 1999             1998
                                                  -------------------------------------------       -------------------------------
REVENUES

Lease revenue                                                  $    3,437       $    4,275            $   6,882       $    8,557
Interest and other income                                              46               56                  114              114
Net gain on disposition of equipment                                  453            3,734                  466            3,725
                                                  --------------------------------------------       ------------------------------
  Total revenues                                                    3,936            8,065                7,462           12,396
                                                  --------------------------------------------       ------------------------------
EXPENSES

Depreciation and amortization                                       1,776            2,411                3,559            4,807
Repairs and maintenance                                               603              719                1,072            1,329
Insurance expense to affiliate                                         --              (42 )                 --              (42)
Other insurance expense                                                30              125                   61              208
Management fees to affiliate                                          191              265                  386              507
Interest expense                                                      245              514                  561            1,043
General and administrative expenses to affiliates                     111              144                  237              299
Other general and administrative expenses                             269              214                  631              318
Recovery of bad debts                                                 (13 )           (491)                 (22)            (364)
                                                  ------------------------------------------       -------------------------------
  Total expenses                                                    3,212            3,859                6,485            8,105
                                                  -------------------------------------------       -------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                            3              (35)               1,450              (40)
                                                  -------------------------------------------       -------------------------------

    Net income                                                 $      727       $    4,171            $   2,427       $    4,251
                                                  ===========================================       ===============================

PARTNERS' SHARE OF NET INCOME

Limited partners                                               $      623       $    4,041            $   2,219       $    3,991
General Partner                                                       104              130                  208              260
                                                  --------------------------------------------
                                                                                                    -------------------------------

    Total                                                      $      727       $    4,171            $   2,427       $    4,251
                                                  ===========================================       ===============================

Net income per weighted-average depositary unit                $     0.06       $     0.41            $    0.22       $     0.40
                                                  ===========================================       ===============================

Cash distribution                                              $    2,079       $    2,607            $   4,157       $    5,204
                                                  ============================================      ===============================
Cash distribution per weighted-average
    depositary unit                                            $     0.20       $     0.25            $    0.40       $     0.50
                                                  ============================================       ===============================







                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the Period from December 31, 1997 to JUNE 30, 1999
                            (in thousands of dollars)





                                                        Limited          General
                                                       Partners          Partner           Total
                                                     ------------------------------------------------

    Partners' capital as of December 31, 1997            $   19,559          $    --         $    19,559

Net income                                                    2,397              520               2,917

Cash distribution                                            (9,874)            (520)            (10,394)
                                                     -----------------------------------------------------

  Partners' capital as of December 31, 1998                  12,082               --              12,082

Net income                                                    2,219              208               2,427

Cash distribution                                            (3,949)            (208)             (4,157)
                                                     -----------------------------------------------------

  Partners' capital as of JUNE 30, 1999                  $   10,352          $    --         $    10,352
                                                     =====================================================


































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                                   1999            1998
                                                                                               ----------------------------
OPERATING ACTIVITIES

Net income                                                                                       $    2,427       $    4,251
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                                                       3,559            4,807
  Net gain on disposition of equipment                                                                 (466)          (3,725)
  Equity in net (income) loss from unconsolidated special-purpose entities                           (1,450)              40
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                                           (472)            (184)
    Prepaid expenses and other assets                                                                    33               47
    Accounts payable and accrued expenses                                                              (539)            (180)
    Due to affiliates                                                                                    13           (2,069)
    Lessee deposits and reserves for repairs                                                            225              207
                                                                                               --------------------------------
      Net cash provided by operating activities                                                       3,330            3,194
                                                                                               --------------------------------

INVESTING ACTIVITIES

Payments for capitalized improvements                                                                    (2)             (34)
Payments for capitalized improvements in unconsolidated special-purpose entity                           --           (1,198)
Distributions from unconsolidated special-purpose entities                                               94               --
Distributions from liquidation of unconsolidated special-purpose entity                               3,548            2,318
Proceeds from disposition of equipment                                                                  634           11,461
                                                                                               ---------------------------------
      Net cash provided by investing activities                                                       4,274           12,547
                                                                                               --------------------------------

FINANCING ACTIVITIES

Principal payments on note payable                                                                   (3,584)         (10,750)
Due from affiliates                                                                                      --           (1,556)
Cash distributions paid to limited partners                                                          (3,949)          (4,944)
Cash distributions paid to General Partner                                                             (208)            (260)
                                                                                               --------------------------------
      Net cash used in financing activities                                                          (7,741)         (17,510)
                                                                                               --------------------------------

Net decrease in cash and cash equivalents                                                              (137)          (1,769)
Cash and cash equivalents at beginning of period                                                      3,429            4,239
                                                                                               --------------------------------
Cash and cash equivalents at end of period                                                       $    3,292       $    2,470
                                                                                               ================================

SUPPLEMENTAL INFORMATION

Interest paid                                                                                    $      561       $    1,049
                                                                                               ================================






                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of June 30, 1999 and December 31, 1998, the statements of income for the three months and six months ended June 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to June 30, 1999, and the statements of cash flows for the six months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

     In accordance with the limited partnership agreement, the Partnership entered its passive liquidation phase on January 1, 1997 and as a result, the Partnership is not permitted to reinvest in equipment. On January 1, 2000, the Partnership will enter the liquidation phase and commence an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2000, unless terminated earlier upon sale of all equipment or by certain other events.

     Beginning in the Partnership's eighth year of operations, which commenced on January 1, 1997, the General Partner stopped reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to partners. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of carrying amount or fair value less cost to sell.

3.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the six months ended June 30, 1999 and 1998, cash distributions totaled $4.2 million and $5.2 million, respectively. For the three months ended June 30, 1999 and 1998, cash distributions totaled $2.1 million and $2.6 million, respectively. Cash distributions to the limited partners of $1.7 million and $1.0 million for the six months ended June 30, 1999 and 1998, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the second quarter of 1999, of $2.1 million, will be paid during August 1999.

4.   Transactions with General Partner and Affiliates

     The balance due to affiliates as of June 30, 1999 and December 31, 1998 included $0.2 million due to FSI and its affiliate for management fees.

     The Partnership's proportional share of USPE-affiliated management fees, of $18,000 and $10,000, were payable as of June 30, 1999 and December 31, 1998, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

4.   Transactions with General Partner and Affiliates (continued)

     The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities during 1999 and 1998 is listed in the following table (in thousands of dollars):


                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,
                                                      1999           1998                1999            1998
                                                 ------------------------------------------------------------------

Management fees                                    $      13      $      33           $      26       $      60
Data processing and administrative
    expenses                                               3             12                   9              26
Insurance expense                                         --             10                   6              12



5.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):

                                                                  June 30,              December 31,
                                                                   1999                  1998
                                                              -------------------------------------



Aircraft                                                       $     52,028            $    52,028
Railcars                                                             33,612                 33,999
Trailers                                                              5,137                  5,257
Marine containers                                                     4,925                  5,606
                                                            ------------------------------------------
                                                                     95,702                 96,890
Less accumulated depreciation                                       (76,067)               (73,580)
                                                              ----------------------------------------
    Net equipment                                              $     19,635            $    23,310
                                                              ========================================

     As of June 30, 1999, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 79 railcars, 21 marine containers, and an aircraft. As of December 31, 1998, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, except for 69 railcars, 25 marine containers, and an aircraft. The net book value of the equipment off lease was $2.1 million and $2.4 million as of June 30, 1999 and December 31, 1998, respectively.

     Capital improvements to the Partnership's equipment of $2,000 and $34,000 were made during the six months ended June 30, 1999 and June 30, 1998, respectively.

     During the six months ended June 30, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.6 million.

     During the six months ended June 30, 1998, the Partnership sold or disposed of marine containers, trailers, railcars, and a mobile offshore drilling unit, with an aggregate net book value of $7.8 million, for aggregate proceeds of $11.5 million.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

6.   Investments in Unconsolidated Special-Purpose Entities

     The net investment in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                   June 30,        December 31,
                                                                                     1999               1998
                                                                              --------------------------------



56% interest in an entity owning a marine vessel                               $    2,701           $    2,814
25% interest in a trust that owned four commercial aircraft                            81                  106
17% interest in two trusts that owned three commercial aircraft, two
        aircraft engines, and a portfolio of rotable components                        --                2,054
                                                                             -------------------------------------


    Net investments                                                            $    2,782           $    4,974
                                                                             =====================================

     The Partnership sold its 17% interest in the two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of rotable components during the first quarter of 1999 for proceeds of $3.5 million and had a gain of $1.6 million.

7.   Operating Segments

     The Partnership operates or operated primarily in five different segments: aircraft leasing, railcar leasing, trailer leasing, marine container leasing, and mobile offshore drilling unit (MODU) leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers.

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                                        Marine
                                      Aircraft    Railcar    Trailer   Container
For the quarter ended June 30, 1999   Leasing     Leasing    Leasing    Leasing   All Other<F1>1  Total
-----------------------------------   -------     -------    -------    -------   ---------       -----

REVENUES
  Lease revenue                       $   1,509   $  1,712   $     182   $     34  $      --   $   3,437
  Interest income and other                   5         --          --         --         41          46
  Net gain on disposition of
    equipment                                --        353           1         99         --         453
    Total revenues                        1,514      2,065         183        133         41       3,936

Costs and Expenses
  Operations support                        115        459          48          1         10         633
  Depreciation and amortization           1,202        442          88         29         15       1,776
  Interest expense                           --         --          --         --        245         245
  Management fees                            61        118          10          2         --         191
  General and administrative expenses       142         57          30          1        150         380
  (Recovery of) provision for bad debts      --        (16)          3         --         --         (13)
    Total costs and expenses              1,520      1,060         179         33        420       3,212
Equity in net income (loss) of USPEs          4         --          --         --         (1 )         3
Net income (loss)                     $      (2)  $  1,005   $       4   $    100  $    (380 ) $     727
                                     ====================================================================

Total assets as of JUNE 30, 1999      $  11,214   $  7,230   $   2,058   $    481  $   6,470   $  27,453

                                     ====================================================================




          --------------------------
<F1> 1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses. Also includes loss from an investment in an entity owning a marine vessel.
                                                       -7-

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

7.   Operating Segments (continued)


                                                                        Marine
                                      Aircraft    Railcar    Trailer   Container    MODU
For the quarter ended June 30, 1998   Leasing     Leasing    Leasing    Leasing    Leasing   All Other<F1>1 Total
-----------------------------------   -------     -------    -------    -------    -------   ---------      -----


REVENUES
  Lease revenue                       $   1,736   $  1,826   $     312   $     50  $     351   $      --   $  4,275
  Interest income and other                   3         --          --         --         --          53         56
  Net gain (loss) on disposition of
    equipment                                --        142         (57)        30      3,619          --      3,734
    Total revenues                        1,739      1,968         255         80      3,970          53      8,065

COSTS AND EXPENSES
  Operations support                         19        669          67          2          9          36        802
  Depreciation and amortization           1,506        461         129         54        205          56      2,411
  Interest expense                           --         --          --         --         --         514        514
  Management fees                           101        124          20          2         18          --        265
  General and administrative expenses        48         72          45          1         --         192        358
  (Recovery of) provision for bad debts    (483)       (18)         10         11         --         (11)      (491 )
    Total costs and expenses              1,191      1,308         271         70        232         787      3,859
Equity in net loss of USPEs                 (30)        --          --         --         --          (5)       (35 )
Net income (loss)                     $     518   $    660   $     (16)  $     10  $   3,738   $    (739)  $  4,171
                                     ===============================================================================

Total assets as of June 30, 1998      $  20,194   $  9,033   $   2,731   $  1,117  $      --   $   6,366   $ 39,441

                                     ===============================================================================



                                                                        Marine
                                      Aircraft    Railcar    Trailer   Container
For the six months ended JUNE 30, 1999Leasing     Leasing    Leasing    Leasing   All Other<F1>1   Total


Revenues
  Lease revenue                       $   3,019      3,469         323         71         --       6,882
  Interest income and other                  10         --          --         --        104         114
  Net gain (loss) on disposition of
    equipment                                 2        370          (6)       100         --         466
    Total revenues                        3,031      3,839         317        171        104       7,462

Costs and Expenses
  Operations support                        209        809          94          1         20       1,133
  Depreciation and amortization           2,405        885         177         62         30       3,559
  Interest expense                           --         --          --         --        561         561
  Management fees                           124        240          19          3         --         386
  General and administrative expenses       333        123          56          4        352         868
  (Recovery of) provision for bad debts     (20)        29         (31)        --         --         (22)
    Total costs and expenses              3,051      2,086         315         70        963       6,485
Equity in net income (loss) of USPEs      1,477         --          --         --        (27 )     1,450
Net income (loss)                     $   1,457      1,753           2        101       (886 )     2,427
                                     ====================================================================

Total assets as of JUNE 30, 1999      $  11,214   $  7,230   $   2,058   $    481  $   6,470   $  27,453

                                     ====================================================================






      --------------------------
<F1> 1 Includes revenues and costs not identifiable to a particular  segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses. Also includes loss from an investment in an entity owning a marine vessel.

                                                       -8-

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

7.   Operating Segments (continued)

                                                                        Marine
                                      Aircraft    Railcar    Trailer   Container    MODU
For the six months ended June 30, 1998Leasing     Leasing    Leasing    Leasing    Leasing   All Other<F1>1   Total



REVENUES
  Lease revenue                       $   3,348      3,656         630        167        756          --      8,557
  Interest income and other                   6         --          --         --         --         108        114
  Net gain (loss) on disposition of
    equipment                               (14)       158         (70)        32      3,619          --      3,725
    Total revenues                        3,340      3,814         560        199      4,375         108     12,396

COSTS AND EXPENSES
  Operations support                         74      1,188         120          3         19          91      1,495
  Depreciation and amortization           2,868        928         270        150        512          79      4,807
  Interest expense                           --         --          --         --         --       1,043      1,043
  Management fees                           170        251          40          8         38          --        507
  General and administrative expenses        60        140          98          3         --         316        617
  (Recovery of) provision for bad debts    (358)       (15)          9         --         --          --       (364 )
    Total costs and expenses              2,814      2,492         537        164        569       1,529      8,105
Equity in net income (loss) of USPEs         43         --          --         --         --         (83)       (40 )
Net income (loss)                     $     569      1,322          23         35      3,806      (1,504)     4,251
                                     ===============================================================================

Total assets as of June 30, 1998      $  20,194   $  9,033   $   2,731   $  1,117  $      --   $   6,366   $ 39,441

                                     ===============================================================================
--------------------------

<F1> 1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses. Also includes loss from an investment in an entity owning a marine vessel.

8.   Debt

     During the first six months of 1999, the Partnership repaid $3.6 million of the outstanding note balance from the proceeds of asset sales.

9.   Net Income Per Weighted-Average Partnership Unit

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1999 and 1998 was 9,871,073.

10.  Contingencies

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes an unfavorable outcome from the counterclaims is remote.

     The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

11.  Subsequent Event

     The Partnership repaid $0.7 million of the outstanding note balance on July 2, 1999.


























                    (this space is intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund III's (the Partnership's) Operating Results for the Three Months Ended June 30, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 1999 when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                     For the Three Months
                                                        Ended June 30,
                                                    1999               1998
                                             ----------------------------------


Aircraft                                       $    1,394        $     1,717
Railcars                                            1,253              1,157
Trailers                                              134                245
Marine containers                                      33                 48
Mobile offshore drilling unit                          --                342
Other                                                  --                (22)


Aircraft: Aircraft lease revenues and direct expenses were $1.5 million and $0.1 million, respectively, for the quarter ended June 30, 1999, compared to $1.7 million and $18,000, respectively, during the same period of 1998. Lease revenues decreased $0.2 million during the quarter ended June 30, 1999 when compared to the same period in 1998 due to one aircraft being offlease in the second quarter of 1999 which was on lease and had $0.4 million of lease revenues during the same period of 1998. The decrease in lease revenue was partially offset by the increase in lease revenue of $0.2 million from an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998.

Railcars: Railcars lease revenues and direct expenses were $1.7 million and $0.5 million, respectively, for the quarter ended June 30, 1999, compared to $1.8 million and $0.6 million, respectively, during the same period of 1998. The decrease in leases revenues and direct expenses resulted from dispositions of railcars during 1999 and 1998.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $48,000, respectively, for the quarter ended June 30, 1999, compared to $0.3 million and $0.1 million, respectively, during the same period of 1998. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $34,000 and $1,000 respectively, for the quarter ended June 30, 1999, compared to $0.1 million and $2,000, respectively, during the same period of 1998. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.4 million and $9,000, respectively, for the quarter ended June 30, 1998. The Partnership sold its mobile offshore drilling unit in June of 1998.

(B)      Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.6 million for the quarter ended June 30, 1999 decreased from $3.1 million for the same period of 1998. Significant variances are explained as follows:

     (i) A decrease of $0.6 million in depreciation and amortization expenses from 1998 levels reflects the sale or disposition of certain Partnership assets during 1999 and 1998 and the Partnership's use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A decrease of $0.3 million in interest expense was due to a lower average debt outstanding during the three months ended June 30, 1999, compared to the same period in 1998.

     (iii)A decrease of $0.1 million in management fees to affiliate from 1998 levels was due to lower lease revenue in the second quarter of 1999, compared to the same period of 1998.

     (iv) An increase of $0.5 million in bad debt expense from 1998 due to the collection of $0.5 million during the second quarter of 1998 from past due receivables that had previously been reserved for as a bad debt. A similar collection was not made in 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the second quarter of 1999 was $0.5 million, resulting from the disposition of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.6 million. The net gain on the disposition of owned equipment for the second quarter of 1998 was $3.7 million, which resulted from the disposition of marine containers, trailers, railcars, and a mobile offshore drilling unit with an aggregate net book value of $7.6 million, for aggregate proceeds of $11.3 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                    For the Three Months
                                                       Ended June 30,

                                                  1999               1998
                                            ------------------------------------

Aircraft, aircraft engines, and rotables     $        4         $     (30)
Marine vessel                                        (1)               (5)
                                            ------------------------------------
    Equity in net income (loss) of USPEs     $        3         $     (35)
                                            ====================================

Aircraft, aircraft engines, and rotables: As of June 30, 1998, the Partnership had an interest in two trusts that owned six commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. The Partnership sold these two trusts during the first quarter of 1999. As of June 30, 1998, the Partnership had an interest in a trust that owned four commercial aircraft. The aircraft in this trust was transferred out of the trust into the Partnership's owned equipment portfolio in the second quarter of 1998. The Partnership's share of aircraft revenues and expenses was $1,000 and a credit of $3,000 respectively, for the quarter ended June 30, 1999, compared to $0.4 million and $0.4 million, respectively, during the same period of 1998. The decrease in revenues was due to the sale of the equipment in the two trusts and an aircraft that was transferred out of a trust into the Partnership's owned equipment portfolio. Aircraft expenses decreased as a result of the sales and the transfer.

Marine vessel: As of June 30, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of revenues and expenses for the marine vessel was $0.3 million and $0.3 million, respectively, for the quarter ended June 30, 1999, compared to $0.4 million and $0.4 million, respectively, for the same period of 1998. The decrease in revenues was due to lower lease rates in the second quarter of 1999 when compared to the same quarter of 1988. The decrease in direct expenses was due to $0.1 million decrease in marine operating expenses and $24,000 decrease in depreciation expenses.

(E)  Net Income

As a result of the foregoing, the Partnership had a net income of $0.7 million in the second quarter of 1999 compared to net income of $4.2 million in the second quarter of 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended JUNE 30, 1999 is not necessarily indicative of future periods. In the second quarter of 1999, the Partnership distributed $2.0 million to the limited partners, or $0.20 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1999 and 1998

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1999 when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                     For the Six Months
                                                       Ended June 30,
                                                   1999               1998
                                            -----------------------------------

Aircraft                                      $     2,810         $   3,274
Railcars                                            2,660             2,468
Trailers                                              229               510
Marine containers                                      70               164
Mobile offshore drilling unit                          --               737
Other                                                  --               (63)


Aircraft: Aircraft lease revenues and direct expenses were $3.0 million and $0.2 million, respectively, for the six months ended June 30, 1999, compared to $3.4 million and $0.1 million, respectively, during the same period of 1998. Lease revenues decreased $0.4 million during the six months ended June 30, 1999, when compared to the same period in 1998 due to one aircraft being offlease during the first six months of 1999 which was on lease and had $0.8 million of lease revenues during the same period of 1998. The decrease in lease revenue was partially offset by the increase in lease revenue of $0.4 million from an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998.

Railcars: Railcars lease revenues and direct expenses were $3.5 million and $0.8 million, respectively, for the six months ended June 30, 1999, compared to $3.7 million and $1.2 million, respectively, during the same period of 1998. The decrease in leases revenues and direct expenses resulted from dispositions of railcars during 1999 and 1998.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the six months ended June 30, 1999, compared to $0.6 million and $0.1 million, respectively, during the same period of 1998. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the six months ended June 30, 1999, compared to $0.2 million and $3,000, respectively, during the same period of 1998. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.8 million and $19,000, respectively, for the six months ended June 30, 1998. The Partnership sold its mobile offshore drilling unit in June of 1998.

(B)       Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.4 million for the six months ended June 30, 1999 decreased from $6.6 million for the same period of 1998. Significant variance is explained as follows:

     (i) A decrease in depreciation and amortization expenses of $1.2 million from 1998 levels reflects the sale or disposition of certain Partnership assets during 1999 and 1998 and the Partnership's use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A decrease of $0.5 million in interest expense was due to lower average debt outstanding during the six months ended June 30, 1999 when compared to the same period of 1998.

     (iii)A decrease of $0.1 million in management fees to affiliate from 1998 levels was due to lower lease revenue during the six months ended June 30, 1999, compared to the same period of 1998.

An increase of $0.3 million in bad debt expense from 1998 due to the collection of $0.5 million during the six months ended June 30, 1998 from past due receivables that had previously been reserved for as a bad debt. The increase was also due to the General Partner's evaluation of the collectability of receivables due from certain lessees.

An increase of $0.3 million in general and administrative expenses from 1998 levels was primarily due to increases in repositioning and inspection costs to prepare an aircraft for re-lease.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment was $0.5 million for the six months ended June 30, 1999, resulting from the disposition of marine containers, trailers, and railcars with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.6 million. For the six months ended June 30, 1998, the net gain of $3.7 million resulting from the disposition of marine containers, trailers, railcars, and a mobile offshore drilling unit with an aggregate net book value of $7.8 million, for aggregate proceeds of $11.5 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                      For the Six Months
                                                        Ended June 30,
                                                    1999               1998
                                              ---------------------------------

Aircraft, aircraft engines, and rotables          $      1,477    $       43
Marine vessel                                              (27)         (83)
    Equity in net income (loss)                   $      1,450    $      (40)
                                              =================================

Aircraft, aircraft engines, and rotables: As of June 30, 1998, the Partnership had an interest in two trusts that owned six commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. The Partnership sold these two trusts during the first quarter of 1999. As of June 30, 1998, the Partnership had an interest in a trust that owned four commercial aircraft. The aircraft in this trust was transferred out of the trust into the Partnership's owned equipment portfolio in the second quarter of 1998. The Partnership's share of aircraft revenues and expenses was $1.6 million and $0.1 million, respectively, for the six months ended June 30, 1999, compared to $0.8 million and $0.8 million, respectively, during the same period of 1998. The $1.6 million represented the gain from the sale of the equipment in the two trusts during the first quarter of 1999. No lease revenues were earned during the first six months of 1999 due to the sale of the equipment in the two trusts and an aircraft that was transferred out of a trust into the Partnership's owned equipment portfolio. Aircraft expenses decreased as a result of the sales and the transfer.

Marine vessel: As of June 30, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of revenues and expenses for the marine vessel was $0.5 million and $0.5 million, respectively, for the six months ended June 30, 1999, compared to $0.7 million and $0.7 million for the six months ended June 30, 1998. The decrease in revenues was due to lower lease rates for the six months ended June 30, 1999 when compared to the same period of 1998. The decrease in direct expenses was due to $0.1 million decrease in marine operating expenses and $0.1 million decrease in depreciation expenses.

(E)  Net Income

As a result of the foregoing, the Partnership had net income of $2.4 million for the six months ended June 30, 1999, compared to a net income of $4.3 million in the same period of 1998. The Partnership's ability to operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 1999 is not necessarily indicative of future periods. The Partnership distributed $3.9 million to the limited partners, or $0.40 per weighted-average depositary unit in the six months ended JUNE 30, 1999.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1999, the Partnership generated operating cash of $3.4 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and to make distributions (total for six months ended June 30, 1999 of approximately $4.2 million) to the partners but also used undistributed available cash from prior periods and asset sale proceeds of approximately $0.8 million.

During the six months ended June 30, 1999, the Partnership sold owned equipment and investments in USPEs and received aggregate proceeds of $4.2 million.

Lessee deposits and reserve for repairs increased $0.2 million during the six months ended June 30, 1999 compared to December 31, 1998 due to an increase of $0.1 million in reserve for repairs and an increase of $0.1 million in prepaid lease revenue.

During the first six months of 1999, the Partnership repaid $3.6 million of the outstanding note balance from the proceeds of asset sales. The Partnership repaid $0.7 million on July 2, 1999. As of July 29, 1999, the outstanding note balance was $14.3 million.

The General Partner has not planned any expenditure, nor is it aware of any contingencies that would cause the Partnership to require any additional capital to that mentioned above.

The Partnership is in its passive liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in special distributions to the partners.

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or those of the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption, a possibility commonly known as the "Year 2000" or "Y2K" problem. As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of June 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems will be fully tested September by 30, 1999 and are expected to be compliant.

As of June 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. As part of this process, vendors and service providers were ranked in terms of the relative importance of the service or product provided. All service providers and vendors who were identified as medium to high relative importance were surveyed to determine Year 2000 status. The General Partner has received satisfactory responses to Year 2000 readiness inquiries from surveyed service providers and vendors.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner has contacted equipment manufacturers of the portion of the Partnership's leased equipment portfolio identified as date sensitive to assure Year 2000 compliance or to develop remediation strategies. The Partnership does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements. The General Partner has surveyed the majority of its lessees and the majority of those surveyed have responded satisfactorily to Year 2000 readiness inquiries.

There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Partnership. The General Partner has made and will continue an ongoing effort to recognize and evaluate potential exposure relating to third party Year 2000 noncompliance. The General Partner will implement a contingency plan if the General Partner determines that third-party noncompliance would have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed by September 30, 1999.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of June 30, 1999, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.

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

Liquidation of Partnership equipment and investments in USPEs represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in 1999 and beyond include:

1. The Partnership is experiencing difficulty in releasing and selling its older aircraft.

2. Decrease in demand of available marine container has lead to a decline in lease rates.

3. Depressed economic conditions in Asia have led to declining freight rates through the early part of 1999 for drybulk vessels. The market has stabilized and is expected to improve over the next 2-3 years in the absence of new additional orders.

4. Railcar loading in North America have continued to be high, however a softening in the market is expected in the second half of 1999, which may lead to lower utilization and lower contribution to the Partnership.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of interest rate and currency devaluation risk. The Partnership's note payable is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $61,000 in the remaining two quarters of 1999, and $25,000 in 2000. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $121,000 in the remaining two quarters of 1999 and $49,000 in 2000.

During the six months ended June 30, 1999, 73% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.






















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



                               PLM EQUIPMENT GROWTH FUND III
                               By:  PLM Financial Services, Inc.
                                    General Partner




Date:  July 29, 1999           By: /s/ Richard K Brock
                                   -------------------------------------------
                                   Richard K Brock
                                   Vice President and
                                   Corporate Controller