Form 10-Q
period 1999-09-30
PLM EQUIPMENT GROWTH FUND III
filed 1999-11-08
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                               September 30,          December 31,
                                                                                                  1999                 1998
                                                                                             ------------------------------------
         ASSETS

         Equipment held for operating lease, at cost                                          $      85,547        $    96,890
         Less accumulated depreciation                                                              (68,736)           (73,580)
                                                                                              ------------------------------------
                                                                                                     16,811             23,310
         Equipment held for sale                                                                      1,077                 --
         -------------------------------------------------------------------------------------------------------------------------
             Net equipment                                                                           17,888             23,310

         Cash and cash equivalents                                                                      536              3,429
         Accounts receivable, net of allowance for doubtful
             accounts of $1,853 in 1999 and $1,469 in 1998                                              687              1,164
         Investments in unconsolidated special-purpose entities                                       2,598              4,974
         Deferred charges, net of accumulated
             amortization of $490 in 1999 and $403 in 1998                                               55                141
         Prepaid expenses and other assets                                                                1                 50
                                                                                              ------------------------------------

             Total assets                                                                     $      21,765        $    33,068
                                                                                              ====================================

         LIABILITIES AND PARTNERS' CAPITAL

         Liabilities:
         Accounts payable and accrued expenses                                                $         616        $     1,234
         Due to affiliates                                                                              745                155
         Lessee deposits and reserves for repairs                                                     1,278              1,057
         Note payable                                                                                11,068             18,540
                                                                                              ------------------------------------
           Total liabilities                                                                         13,707             20,986
                                                                                              ------------------------------------

         Partners' capital:
         Limited partners (9,871,073 depositary units as
             of September 30, 1999 and December 31, 1998)                                             8,058             12,082
         General Partner                                                                                 --                 --
                                                                                              ------------------------------------
           Total partners' capital                                                                    8,058             12,082
                                                                                              ------------------------------------

             Total liabilities and partners' capital                                          $      21,765        $    33,068
                                                                                              ====================================









                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                                 For the Three Months                 For the Nine Months
                                                                  Ended September 30,                 Ended September 30,
                                                                  1999            1998                1999            1998
                                                               --------------------------           ------------------------
REVENUES

Lease revenue                                                  $   3,305       $   3,729           $  10,187      $   12,286
Interest and other income                                             35              34                 149             148
Net gain on disposition of equipment                                  12               2                 478           3,727
                                                             ----------------------------------------------------------------
  Total revenues                                                   3,352           3,765              10,814          16,161
                                                             ----------------------------------------------------------------
EXPENSES
Depreciation and amortization                                      1,767           2,322               5,326           7,129
Repairs and maintenance                                              623             524               1,695           1,853
Interest expense                                                     252             340                 813           1,383
Other insurance expense                                               33              45                  94             211
Management fees to affiliate                                         166             216                 552             723
General and administrative expenses to affiliates                    124             128                 361             427
Other general and administrative expenses                            194             171                 825             489
Provision for bad debts                                              407             383                 385              19
                                                            -----------------------------------------------------------------
  Total expenses                                                   3,566           4,129              10,051          12,234
                                                            -----------------------------------------------------------------
Equity in net income (loss) of unconsolidated
    special-purpose entities                                         (2)             119               1,448              79
                                                            -----------------------------------------------------------------

    Net income (loss)                                          $   (216)       $    (245)          $   2,211      $    4,006
                                                            ==================================================================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                               $    (320)      $    (375)          $   1,899      $    3,616
General Partner                                                      104             130                 312             390
                                                            ------------------------------------------------------------------


    Total                                                      $   (216)       $    (245)          $  2,211       $    4,006
                                                            ==================================================================

Net income (loss) per weighted-average depositary unit         $   (0.03)      $   (0.04)          $   0.19       $     0.37
                                                            ==================================================================
Cash distribution                                              $   2,078       $   2,598           $   6,235      $    7,802
                                                            ==================================================================
    depositary unit                                            $    0.20       $    0.25           $    0.60      $     0.75
                                                            ==================================================================









                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the Period from December 31, 1997 to September 30, 1999
                            (in thousands of dollars)



                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1997          $   19,559         $    --         $   19,559

  Net income                                                2,397             520              2,917

  Cash distribution                                        (9,874)           (520)           (10,394)
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1998              12,082              --             12,082

  Net income                                                1,899             312              2,211

  Cash distribution                                        (5,923)           (312)            (6,235)
                                                       -------------------------------------------------

    Partners' capital as of September 30, 1999         $    8,058         $    --         $    8,058
                                                       =================================================

































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                     For the Nine Months
                                                                                                      Ended September 30,
                                                                                                     1999            1998
                                                                                                 -----------------------------
  OPERATING ACTIVITIES

  Net income                                                                                      $   2,211      $    4,006
  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                                     5,326           7,129
    Net gain on disposition of equipment                                                               (478)         (3,727)
    Equity in net income from unconsolidated special-purpose entities                                (1,448)            (79)
      Accounts receivable, net                                                                          456             398
      Prepaid expenses and other assets                                                                  49              69
      Accounts payable and accrued expenses                                                            (618)           (573)
      Due to affiliates                                                                                 (10)         (2,052)
      Lessee deposits and reserves for repairs                                                          221             212
                                                                                                  ----------------------------
        Net cash provided by operating activities                                                     5,709           5,383
                                                                                                  ----------------------------

  Investing activities

  Payments for capitalized improvements                                                                 (19)            (54)
  Payments for capitalized improvements in unconsolidated special-purpose entity                         --          (1,198)
  Distributions from unconsolidated special-purpose entities                                            276              --
  Distributions from liquidation of unconsolidated special-purpose entity                             3,548           2,573
  Proceeds from disposition of equipment                                                                700          11,625
                                                                                                  ----------------------------
        Net cash provided by investing activities                                                     4,505          12,946
                                                                                                  ----------------------------

  FINANCING ACTIVITIES

  Loan from affiliate                                                                                   600              --
  Principal payments on note payable                                                                 (7,472)        (10,750)
  Cash distributions paid to limited partners                                                        (5,923)         (7,412)
  Cash distributions paid to General Partner                                                           (312)           (390)
                                                                                                  ----------------------------
        Net cash used in financing activities                                                       (13,107)        (18,552)
                                                                                                  ----------------------------

  Net decrease in cash and cash equivalents                                                          (2,893)           (223)
  Cash and cash equivalents at beginning of period                                                    3,429           4,239
                                                                                                  ----------------------------
  Cash and cash equivalents at end of period                                                      $     536      $    4,016
                                                                                                  ============================

  SUPPLEMENTAL INFORMATION
  Interest paid                                                                                   $     813      $    1,389
                                                                                                 =============================







                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of September 30, 1999 and December 31, 1998, the statements of operations for the three and nine months ended September 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to September 30, 1999, and the statements of cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

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

3.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 1999 and 1998, cash distributions totaled $2.1 million and $2.6 million, respectively. For the nine months ended September 30, 1999 and 1998, cash distributions totaled $6.2 million and $7.8 million, respectively. Cash distributions to the limited partners of $4.0 million and $3.8 million for the nine months ended September 30, 1999 and 1998, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the third quarter of 1999, of $1.6 million, will be paid during November 1999.

4.   Transactions with General Partner and Affiliates

     The balance due to affiliates as of September 30, 1999 included $0.1 million due to FSI and its affiliate for management fees, and $0.6 million due to PLM International, Inc. On September 30, 1999, PLM International, Inc. loaned the Partnership $0.6 million. The Partnership's senior debt prohibits the Partnership from incurring additional indebtedness. The Partnership has received a waiver from the bank, which allows this loan. The waiver requires that the Partnership may not repay PLM International, Inc.
     until the Partnership makes the December 31, 1999 senior debt payment.

     The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliate for management fees.

     The Partnership's proportional share of USPE-affiliated management fees, of $17,000 and $10,000, were payable as of September 30, 1999 and December 31, 1998, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

4.   Transactions with General Partner and Affiliates (continued)

     The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities during 1999 and 1998 is listed in the following table (in thousands of dollars):


                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1999           1998               1999            1998
                                                    --------------------------------------------------------------

  Management fees                                   $      15      $      30          $     41        $      91
  Data processing and administrative
      expenses                                              3              8                12              35
  Insurance expense                                        --              3                 6              16


5.   Equipment

     Owned equipment held for operating lease is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of equipment were as follows (in thousands of dollars):

                                                                 September 30,           December 31,
                                                                    1999                  1998
                                                               --------------------------------------

  Aircraft                                                      $     42,000           $   52,028
  Railcars                                                            33,565               33,999
  Trailers                                                             5,155                5,257
  Marine containers                                                    4,827                5,606
                                                               --------------------------------------
                                                                      85,547               96,890
  Less accumulated depreciation                                      (68,736)             (73,580)
                                                               --------------------------------------
                                                                      16,811               23,310
  Equipment held for sale                                              1,077                   --
                                                                -------------------------------------
      Net equipment                                             $     17,888           $   23,310
                                                                =====================================

     As of September 30, 1999, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 62 railcars and an aircraft. As of December 31, 1998, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, except for 69 railcars, 25 marine containers, and an aircraft. The net book value of the equipment off lease was $1.7 million and $2.4 million as of September 30, 1999 and December 31, 1998, respectively.

     Capital improvements to the Partnership's equipment of $19,000 and $54,000 were made during the nine months ended September 30, 1999 and September 30, 1998, respectively.

     During the nine months ended September 30, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.7 million. During the nine months ended September 30, 1998, the Partnership sold or disposed of marine containers, trailers, railcars, and a mobile offshore drilling unit, with an aggregate net book value of $8.0 million, for aggregate proceeds of $11.7 million.

     As of September 30, 1999, a DC-9 aircraft was classified as equipment held for sale.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

6.   Investments in Unconsolidated Special-Purpose Entities

     The net investment in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                September 30,         December 31,
                                                                                   1999               1998
                                                                              ---------------------------------

56% interest in an entity owning a marine vessel                               $    2,529          $    2,814
25% interest in a trust that owned four commercial aircraft                            69                 106
17% interest in two trusts that owned a total of three commercial aircraft,
two aircraft engines, and a portfolio of rotable components                            --               2,054
                                                                               ---------------------------------

    Net investments                                                            $    2,598          $    4,974
                                                                               =================================


     The Partnership sold its 17% interest in the two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of rotable components during the first quarter of 1999 for proceeds of $3.5 million and had a gain of $1.6 million.

     As of September 30, 1999 and December 31, 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

     The General Partner has amended the corporate-by-laws of all investments in USPE's in which the Partnership or any affiliated program owns an interest that is greater than 50%. The amendment to the by-laws provide that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership.












                    (this space is intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

7.   Operating Segments

     The Partnership  operates or operated  primarily in five primary  segments:
     aircraft leasing, railcar leasing, trailer leasing, marine container leasing, and mobile offshore drilling unit (MODU) leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers.

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                                           Marine
                                           Aircraft  Railcar    Trailer   Container  All
     For the quarter ended September 30,   Leasing   Leasing    Leasing    Leasing   Other<F1>1   Total
     1999

     REVENUES
       Lease revenue                       $  1,399  $  1,691   $    192  $      23  $     --  $  3,305
       Interest income and other                  4        --         --         --        31        35
       Net gain (loss) on disposition of
         equipment                               --        13         (1)        --        --        12
                                           -------------------------------------------------------------
         Total revenues                       1,403     1,704        191         23        31     3,352

     COSTS AND EXPENSES
       Operations support                        82       506         57          2         9       656
       Depreciation and amortization          1,194       441         89         28        15     1,767
       Interest expense                          --        --         --         --       252       252
       Management fees                           37       116         11          2        --       166
       General and administrative expenses       56        72         35         (1)      156       318
       Provision for bad debts                  378        19         10         --        --       407
                                           -------------------------------------------------------------
         Total costs and expenses             1,747     1,154        202         31       432     3,566
                                           -------------------------------------------------------------
     Equity in net loss of USPEs                 --        --         --         --        (2)       (2)
                                           -------------------------------------------------------------
     Net income (loss)                     $   (344) $    550   $    (11) $      (8) $   (403) $   (216)
                                           =============================================================

     Total assets as of September 30, 1999 $  9,424  $  6,787   $  2,023  $     419  $  3,112  $ 21,765
                                           =============================================================


                                                                           Marine
                                           Aircraft  Railcar    Trailer   Container  All
     For the quarter ended September 30,   Leasing   Leasing    Leasing    Leasing   Other<F1>1   Total
     1998

     REVENUES
       Lease revenue                       $  1,614  $  1,755   $    310  $      50  $     --  $  3,729
       Interest income and other                 10        --         --         --        24        34
       Net gain (loss) on disposition of
         equipment                               --         1        (18)        19        --         2
                                           -------------------------------------------------------------
         Total revenues                       1,624     1,756        292         69        24     3,765

     COSTS AND EXPENSES
       Operations support                        22       478         53          2        14       569
       Depreciation and amortization          1,684       461        114         48        15     2,322
       Interest expense                          --        --         --         --       340       340
       Management fees                           68       126         19          3        --       216
       General and administrative expenses       20        62         33          1       183       299
       Provision for (recovery of) bad          378         9         (4)        --        --       383
     debts
                                           -------------------------------------------------------------
         Total costs and expenses             2,172     1,136        215         54       552     4,129
                                           -------------------------------------------------------------
     Equity in net income of USPEs                2        --         --         --       117       119
                                           -------------------------------------------------------------
     Net income (loss)                     $   (546) $    620   $     77  $      15  $   (411) $   (245)
                                           =============================================================

     Total assets as of September 30, 1998 $ 16,872  $  8,610   $  2,507  $     870  $  7,368  $ 36,227
                                           ==============================================================

     --------------------------

     <F1> 1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses. Also includes income (loss) from an investment in an entity owning a marine vessel.


                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

7.   Operating Segments (continued)

                                                                           Marine
                                           Aircraft  Railcar    Trailer   Container  All
     For the nine months ended September   Leasing   Leasing    Leasing    Leasing   Other<F1>    Total
     30, 1999

     REVENUES
       Lease revenue                       $  4,418  $  5,160   $    515  $      94  $     --  $ 10,187
       Interest income and other                 14        --         --         --       135       149
       Net gain (loss) on disposition of
         equipment                                2       383         (7)       100        --       478
                                           -------------------------------------------------------------
         Total revenues                       4,434     5,543        508        194       135    10,814

     COSTS AND EXPENSES
       Operations support                       292     1,315        151          2        29     1,789
       Depreciation and amortization          3,599     1,326        266         90        45     5,326
       Interest expense                          --        --         --         --       813       813
       Management fees                          161       356         30          5        --       552
       General and administrative expenses      389       195         91          3       508     1,186
       Provision for (recovery of) bad          358        48        (21)        --        --       385
     debts
                                           -------------------------------------------------------------
         Total costs and expenses             4,799     3,240        517        100     1,395    10,051
                                           -------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,477        --         --         --       (29)    1,448
                                           ------------------------------------------------------------
     Net income (loss)                     $  1,112     2,303         (9)        94    (1,289)    2,211
                                           =============================================================

     Total assets as of September 30, 1999 $  9,424  $  6,787   $  2,023  $     419  $  3,112  $ 21,765
                                           =============================================================


                                                                           Marine
                                           Aircraft  Railcar    Trailer   Container    MODU    All
     For the nine months ended September   Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>1    Total
     30, 1998

     REVENUES
       Lease revenue                       $  4,962  $  5,411   $    940  $    217   $    756  $     --   $ 12,286
       Interest income and other                 16        --         --        --         --       132        148
       Net gain (loss) on disposition of
         equipment                              (14)      159        (88)       51      3,619        --      3,727
                                           ------------------------------------------------------------------------
         Total revenues                       4,964     5,570        852       268      4,375       132     16,161

     Costs and Expenses
       Operations support                        96     1,666        173         5         19       105      2,064
       Depreciation and amortization          4,552     1,389        384       198        512        94      7,129
       Interest expense                          --        --         --        --         --     1,383      1,383
       Management fees                          238       377         59        11         38        --        723
       General and administrative expenses       80       202        131         4         --       499        916
       Provision for (recovery of) bad           20        (6)         5        --         --        --         19
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             4,986     3,628        752       218        569     2,081     12,234
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs               45        --         --        --         --        34         79
                                           ------------------------------------------------------------------------
     Net income (loss)                     $     23     1,942        100        50      3,806    (1,915)     4,006
                                           ========================================================================

     Total assets as of September 30, 1998 $ 16,872  $  8,610   $  2,507  $    870   $     --  $  7,368   $ 36,227
                                           ========================================================================





-------------------------

     <F1>1 Includes revenues and costs not identifiable to a particular  segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses. Also includes loss from an investment in an entity owning a marine vessel.


                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

8.   Debt

     During the first nine months of 1999, the Partnership repaid $7.5 million of the outstanding note balance from the proceeds of asset sales. On September 30, 1999, PLM International, Inc. loaned the Partnership $0.6 million. The loan proceeds were used to fund operations of the Partnership and pay the principal and interest on the Partnership debt due September 30, 1999. The Partnership's senior debt prohibits the Partnership from incurring additional indebtedness. The Partnership has received a waiver from the bank, which allows this loan. The waiver requires that the Partnership may not repay PLM International, Inc. until the Partnership makes the December 31, 1999 senior debt payment.

9.   Net Income Per Weighted-Average Partnership Unit

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1999 and 1998 was 9,871,073.

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




















                    (this space is intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund III's (the Partnership's) Operating Results for the Three Months Ended September 30, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 1999 when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                    For the Three Months
                                     Ended September 30,
                                    1999              1998
                              ------------------------------------

  Aircraft                   $      1,317    $         1,592
  Railcars                          1,185              1,277
  Trailers                            135                257
  Marine containers                    21                 48

Aircraft: Aircraft lease revenues and direct expenses were $1.4 million and $0.1 million, respectively, for the quarter ended September 30, 1999, compared to $1.6 million and $22,000, respectively, during the same period of 1998. Lease revenues decreased $0.2 million during the nine months ended September 30, 1999, when compared to the same period in 1998. A $0.1 million decrease in lease revenues was due to an aircraft being offlease during the third quarter of 1999 which was on lease during the third quarter of 1998 and the lease revenues of this aircraft was $0.1 million for the third quarter of 1998. A $0.1 million decrease in lease revenues was due to another aircraft that came offlease during September of 1999 which was on lease during the third quarter of 1998. The lease revenues from these two aircraft were $0.2 million for the quarter ended September 30, 1999, compared to $0.4 million during the same period of 1998.

Railcars: Railcars lease revenues and direct expenses were $1.7 million and $0.5 million, respectively, for the quarter ended September 30, 1999, compared to $1.8 million and $0.5 million, respectively, during the same period of 1998. The decrease in railcar contribution in the third quarter of 1999 compared to the same period of 1998 was due to the sale or disposition of railcars in 1998 and 1999.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the quarter ended September 30, 1999, compared to $0.3 million and $0.1 million, respectively, during the same period of 1998. The decreases in revenue is due primarily to a group of trailers coming off a fixed term lease in the first quarter of 1999, and were off-lease during the third quarter of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.9 million for the quarter ended September 30, 1999 decreased from $3.6 million for the same period of 1998. Significant variances are explained as follows:

     (i) A decrease of $0.6 million in depreciation and amortization expenses from 1998 levels reflects the Partnership's use of the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

     (ii)A decrease of $0.1 million in interest expense was due to a lower average debt outstanding during the three months ended September 30, 1999, compared to the same period in 1998.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the third quarter of 1999 was $12,000, resulting from the disposition of marine containers, railcars, and trailers, with an aggregate net book value of $21,000, for aggregate proceeds of $33,000. The net gain on the disposition of owned equipment for the third quarter of 1998 was $2,000, which resulted from the disposition of marine containers and trailers with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                     For the Three Months
                                                      Ended September 30,
                                                    1999              1998
                                               --------------------------------

  Aircraft, aircraft engines, and rotables      $        --     $         1
  Marine vessel                                          (2)            118
                                               ================================
      Equity in net income (loss) of USPEs      $        (2)    $       119
                                               ================================

Aircraft, aircraft engines, and rotables: As of September 30, 1998, the Partnership's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. The Partnership sold these two trusts during the first quarter of 1999. No revenue or expenses were recorded during the quarter ended September 30, 1999, compared to $0.2 million and $0.2 million, respectively, during the same period of 1998. The decrease in revenues and expenses were due to the sale of the equipment in the two trusts, which were sold in the first quarter of 1999.

Marine vessel: As of September 30, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of revenues and expenses for the marine vessel was $0.3 million and $0.3 million, respectively, for the quarter ended September 30, 1999, compared to $0.4 million and $0.3 million, respectively, for the same period of 1998. The decrease in revenues was due to lower lease rates in the third quarter of 1999 when compared to the same quarter of 1988.

(E)  Net Loss

As a result of the foregoing, the Partnership had a net loss of $0.2 million in the third quarter of 1999 and 1998. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended September 30, 1999 is not necessarily indicative of future periods. In the third quarter of 1999, the Partnership distributed $2.0 million to the limited partners, or $0.20 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1999 when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                      For the Nine Months
                                                      Ended September 30,
                                                    1999              1998
                                               ---------------------------------

  Aircraft                                     $       4,126   $        4,866
  Railcars                                             3,845            3,745
  Trailers                                               364              767
  Marine containers                                       92              212
  Mobile offshore drilling unit                           --              737
  Marine vessel                                           --              (63)

Aircraft: Aircraft lease revenues and direct expenses were $4.4 million and $0.3 million, respectively, for the nine months ended September 30, 1999, compared to $5.0 million and $0.1 million, respectively, during the same period of 1998. Lease revenues decreased $0.6 million during the nine months ended September 30, 1999, when compared to the same period in 1998. A $0.9 million decrease in lease revenues was due to an aircraft being offlease during the first nine months of 1999 which was on lease during the first nine months of 1998 and the lease revenues of this aircraft was $0.9 million for the nine months ended September 30, 1998. A $0.1 million decrease in lease revenues was due to another aircraft that came offlease during September of 1999 which was on lease during the first nine months of 1998. The decrease in lease revenue was partially offset by the increase in lease revenue of $0.4 million from an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998.

Railcars: Railcars lease revenues and direct expenses were $5.2 million and $1.3 million, respectively, for the nine months ended September 30, 1999, compared to $5.4 million and $1.7 million, respectively, during the same period of 1998. The decrease in lease revenues and expenses for the nine months ended September 30, 1999 compared to the same period of 1998 was due to the sale or disposition of railcars in 1998 and 1999.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the nine months ended September 30, 1999, compared to $0.9 million and $0.2 million, respectively, during the same period of 1998. A decrease in revenue of $0.2 million was due to a group of trailers coming off a fixed term lease in the first quarter of 1999, that remained off-lease during the second and third quarters of 1999. A $0.2 million decrease in revenue was due to sales and dispositions of trailers.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the nine months ended September 30, 1999, compared to $0.2 million and $5,000, respectively, during the same period of 1998. The decrease in lease revenues was caused by a worldwide increase in available marine containers, which has lead to a decline in the lease rate.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $0.8 million and $19,000, respectively, for the nine months ended September 30, 1998. The Partnership sold its mobile offshore drilling unit in June of 1998.

(B)   Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $8.3 million for the nine months ended September 30, 1999 decreased from $10.2 million for the same period of 1998. Significant variance is explained as follows:

     (i) A decrease in depreciation and amortization expenses of $1.8 million from 1998 levels reflects the Partnership's use of the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

    (ii) A decrease of $0.6 million in interest expense was due to lower average debt outstanding during the nine months ended September 30, 1999 when compared to the same period of 1998.

   (iii) A decrease of $0.2 million in management fees to affiliate from 1998 levels was due to lower lease revenue during the nine months ended September 30, 1999, compared to the same period of 1998.

    (iv) An increase of $0.4 million in bad debt expense due to the General Partner's evaluation of the collectability of receivables due from an aircraft lessee.

    (v) An increase of $0.3 million in general and administrative expenses from 1998 levels was primarily due to increases in repositioning and inspection costs to prepare an aircraft for re-lease.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment was $0.5 million for the nine months ended September 30, 1999, resulting from the disposition of marine containers, trailers, and railcars with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.7 million. For the nine months ended September 30, 1998, the net gain of $3.7 million resulting from the disposition of marine containers, trailers, railcars, and a mobile offshore drilling unit with an aggregate net book value of $8.0 million, for aggregate proceeds of $11.7 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Nine Months
                                                        Ended September 30,
                                                        1999            1998
                                                    ----------------------------

  Aircraft, aircraft engines, and rotables          $   1,477       $     45
  Marine vessel                                           (29)            34
                                                    ----------------------------
      Equity in net income                          $   1,448       $     79
                                                    ============================

Aircraft, aircraft engines, and rotables: As of September 30, 1998, the Partnership had an interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft. The Partnership sold these two trusts during the first quarter of 1999. As of September 30, 1998, the Partnership had an interest in a trust that owned four commercial aircraft. The aircraft in this trust was transferred out of the trust into the Partnership's owned equipment portfolio in the second quarter of 1998. The Partnership's share of aircraft revenues and expenses was $1.6 million and $0.1 million, respectively, for the nine months ended September 30, 1999, compared to $1.0 million and $0.9 million, respectively, during the same period of 1998. The $1.6 million represented the gain from the sale of the equipment in the two trusts during the first quarter of 1999. No lease revenues were earned during the first nine months of 1999 due to the sale of the equipment in the two trusts and an aircraft that was transferred out of a trust into the Partnership's owned equipment portfolio. Aircraft expenses decreased as a result of the sales and the transfer.

Marine vessel: As of September 30, 1999 and 1998, the Partnership had an interest in an entity that owns a marine vessel. The Partnership's share of revenues and expenses for the marine vessel was $0.9 million and $0.9 million, respectively, for the nine months ended September 30, 1999, compared to $1.0 million and $1.0 million for the nine months ended September 30, 1998. The decrease in revenues was due to lower lease rates for the nine months ended September 30, 1999 when compared to the same period of 1998. The decrease in direct expenses was due to a $0.1 million decrease in depreciation expenses resulted from the Partnership's use of the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

(E)  Net Income

As a result of the foregoing, the Partnership had net income of $2.2 million for the nine months ended September 30, 1999, compared to a net income of $4.0 million in the same period of 1998. The Partnership's ability to operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 1999 is not necessarily indicative of future periods. The Partnership distributed $5.9 million to the limited partners, or $0.60 per weighted-average depositary unit in the nine months ended September 30, 1999.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1999, the Partnership generated operating cash of $6.0 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and to make distributions (total for nine months ended September 30, 1999 of approximately $6.2 million) to the partners, but used undistributed available cash from prior periods of approximately $0.2 million.

During the nine months ended September 30, 1999, the Partnership sold owned equipment and investments in USPEs and received aggregate proceeds of $4.2 million.

Lessee deposits and reserve for repairs increased $0.2 million during the nine months ended September 30, 1999 compared to December 31, 1998. The increase in lessee deposits and reserve for repairs was the result of additional reserves needed for aircraft engine repair.

During the first nine months of 1999, the Partnership repaid $7.5 million of the outstanding note balance from the proceeds of asset sales. On September 30, 1999, PLM International, Inc. loaned the Partnership $0.6 million. The loan proceeds were used to fund operations of the Partnership and pay the principal and interest on the Partnership debt due September 30, 1999. The Partnership's senior debt prohibits the Partnership from incurring additional indebtedness. The Partnership has received a waiver from the bank, which allows this loan. The waiver requires that the Partnership may not repay PLM International, Inc. until the Partnership makes the December 31, 1999 senior debt payment. As of November 4, 1999, the outstanding note balance was $11.1 million.

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

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of September 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems have been fully tested and appear to be compliant.

As of September 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

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

The General Partner is currently developing a contingency plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed by the fourth quarter of 1999.

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

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of September 30, 1999, the Company is reviewing the effect SFAS No. 133 will have on the Company's consolidated financial statements.

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

Several factors may affect the Partnership's operating performance in the remainder of 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of Partnership equipment and investments in USPEs represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the remainder of 1999 and beyond include:

1. The Partnership is experiencing difficulty in re-leasing and selling its older aircraft.

2. The purchase price of new containers continues to be at very low historical levels. These lower prices have put downward pressure on per diem lease rates that customers are willing to pay for the rental of containers.

3. Depressed economic conditions in Asia have led to declining freight rates through the early part of 1999 for drybulk vessels. The market has stabilized and is expected to improve over the next 2-3 years in the absence of new additional orders. Since this Partnership will be in the liquidation phase during 2000, the Partnership will sell its interest in this vessel during 2000.

4. Railcar loading in North America have continued to be high, however a softening in the market is expected in the remainder of 1999 and into 2000, which may lead to lower utilization and lower contribution to the Partnership.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of interest rate and currency devaluation risk. The Partnership's note payable is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $28,000 in the remaining quarter of 1999, and $28,000 in 2000. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million in the remaining quarter of 1999 and $0.1 million in 2000.

During the nine months ended September 30, 1999, 73% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.






















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



                               PLM EQUIPMENT GROWTH FUND III

                               By: PLM Financial Services, Inc.
                                   General Partner




Date:  November 8, 1999            By: /s/ Richard K Brock
                                       -----------------------
                                       Richard K Brock
                                       Vice President and
                                       Corporate Controller