Form 10-K/A
period 1998-12-31
PLM EQUIPMENT GROWTH FUND III
filed 2000-01-07
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                   FORM 10-K/A


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the fiscal year ended December 31, 1998.

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934
             For the transition period from              to

                         Commission file number 1-10813
                             _______________________

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

        Registrant's telephone number, including area code (415) 974-1399
                             _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock:  N/A

Indicate the number of units outstanding of each of the issuer's classes of depositary units, as of the latest practicable date:
          CLASS                                 OUTSTANDING  AT JANUARY 4,2000
  Limited  partnership depositary  units:               9,871,073
  General Partnership units:                                    1

An index of exhibits filed with this Form 10-K is located at page 26. Total number of pages in this report: 45.

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

able 1,  below,  lists  the  equipment  and the  cost  of the  equipment  in the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities, as of December 31, 1998 (in thousands of dollars):

                                                                TABLE 1


 Units                             Type                                     Manufacturer                    Cost
----------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

      3    737-200 Stage II commercial aircraft                  Boeing                                 $   30,506
      1    Bulk carrier marine vessel                            Naikai Zosen                               12,790 <F2>
      1    DC-9-32  Stage II commercial aircraft                 McDonnell Douglas                          10,028
      1    Dash 8-300 Stage II commuter aircraft                 Dehavilland                                 5,748
      1    737-200 Stage III commercial aircraft                 Boeing                                      5,746
    739    Non-pressurized tank railcars                         Various                                    17,794
    477    Pressurized tank railcars                             Various                                    11,417
    119    Coal railcars                                         Various                                     4,788
    355    Marine containers                                     Various                                     5,606
     85    Over-the-road refrigerated trailers                   Various                                     2,670
    162    Intermodal trailers                                   Various                                     2,503
     16    Over-the-road dry trailers                            Stoughton and Strick                           84
                                                                                                        --------------

               Total owned equipment held for operating leases                                          $  109,680 <F1>
                                                                                                        ==============

Investments in unconsolidated special-purpose entities:

   0.17    Two trusts comprised a total of:
             three 737-200 Stage II commercial aircraft,         Boeing                                      4,706 <F3>
             two Stage II aircraft engines, and a                Pratt Whitney                                 195 <F3>
             portfolio of rotable components                     Various                                       325 <F3>
                                                                                                        --------------

               Total investments in unconsolidated special-purpose entities                             $    5,226 <F1>

     <F1> Includes  equipment and  investments  purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation. All equipment was used equipment at the time of purchase, except for 50 marine containers and 164 dry piggyback trailers.
     <F2> Jointly owned: EFGIII (56%) and an affiliated program.
     <F3> Jointly owned: EGF III (17%) and three affiliated programs.


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












ITEM 6.  SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                                                 TABLE 2

                                                    For the Years Ended December 31,
                               (In thousands of dollars, except weighted-average depositary unit amounts)

                                                     1998            1997            1996             1995            1994
                                                 --------------------------------------------------------------------------------

    Operating results:
      Total revenues                             $   22,507      $   28,592      $   28,374       $   28,055      $    40,247
      Net gain on disposition
        of equipment                                  3,808           5,629           6,450            2,936            2,863
      Loss on revaluation of
        equipment                                        --              --              --               --           (1,082 )
      Equity in net income of unconsolidated
         special-purpose entities                        49             857           7,475               --               --
      Net income                                      2,917           1,937           9,760            2,706              252

    At year-end:
      Total assets                               $   35,512      $   56,395      $   82,272       $   83,317      $    98,779
      Total liabilities                              21,219          34,397          51,117           52,980           54,028
      Note payable                                   18,540          29,290          40,284           41,000           41,000

    Cash distribution                            $   10,394      $   10,391      $   11,964       $   16,737      $    16,811
    Cash distribution representing a return
      of capital to the limited partners         $    7,477      $    8,454      $    2,204       $   14,031      $    15,970

    Per weighted-average depositary unit:

    Net income (loss)                            $     0.24<F1>  $     0.14<F1>  $     0.93<F2>   $     0.19<F3>  $     (0.06)<F4>

    Cash distribution                            $     1.00      $     1.00      $     1.15       $     1.60      $      1.60

    Cash distribution representing a return
      of capital to the limited partners         $     0.76      $     0.86      $     0.22       $     1.41      $      1.60

     <F1> After reduction of $0.4 million ($0.04 per weighted-average depositary unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).
     <F2> After reduction of $0.1 million ($0.01 per weighted-average depositary unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).
     <F3> After reduction of $0.7 million ($0.07 per weighted-average depositary unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements).
     <F4> After reduction of $0.8 million ($0.08 per weighted-average depositary unit) resulting from a special allocation to the General Partner relating to the gross gain on the sale of assets (see Note 1 to the consolidated financial statements). * Incorporated by reference. See page 26 of this report.



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

                                                          For the Years
                                                       Ended December 31,
                                                    1998               1997
  ------------------------------------------------------------------------------
  Aircraft                                     $         5,150   $         6,499
  Rail equipment                                         4,768             5,319
  Marine vessels                                         1,215               573
  Trailers                                               1,035             1,539
  Mobile offshore drilling unit                            738             1,612
  Marine containers                                        272             1,077

Aircraft: Aircraft lease revenues and direct expenses were $6.5 million and $1.3 million, respectively, for 1998, compared to $7.9 million and $1.4 million, respectively, during 1997. Lease revenues decreased $1.4 million for 1998, when compared to 1997. $1.5 million decrease in lease revenues was due to the sale of a total of two aircraft during the third and fourth quarters of 1997 and $0.5 million decrease in lease revenues was due to one aircraft that went offlease during the third quarter of 1998. The decrease in lease revenue was partially offset by the incremental lease revenue of $0.7 million earned from an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998.

Rail equipment: Railcar lease revenues and direct expenses were $7.1 million and $2.4 million, respectively, for 1998, compared to $7.5 million and $2.2 million, respectively, during 1997. The decrease in lease revenues was due to the disposition of rail equipment during 1998 and 1997. The increase in direct expenses resulted from running repairs required on certain rail equipment in the fleet during 1998 that were not needed during 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.5 million and $1.3 million, respectively, 1998, compared to $2.5 million and $1.9 million, respectively, during 1997. The decrease in direct expenses was due to lower insurance expenses in 1998 when compared to 1997.

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


(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $14.4 million for 1998 decreased from $21.6 million for 1997. Significant variances are explained as follows:

     (i) A decrease of $4.7 million in depreciation and amortization expense from 1997 levels. A $1.2 million decrease in depreciation and amortization expense reflects the sale or disposition of certain Partnership assets during 1998 and 1997. A $3.5 million decrease in depreciation and amortization expense reflects the Partnership's use of the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset, is owned.

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

     (iv A decrease of $0.2 million in management fees was due to lower lease revenues in 1998, compared to 1997.

     (v) An increase of $0.3 million in minority interests was due to $0.3 million decrease in insurance expenses.

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

(e)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by segment (in thousands of dollars):

                                                         For the Years
                                                       Ended December 31,
                                                    1998               1997
                                               ---------------------------------
  Aircraft, aircraft engines, and rotables     $        49    $           857
                                               =================================
    Equity in net income of USPEs              $        49    $           857
                                               =================================

Aircraft, aircraft engines, and rotables: The Partnership's share of aircraft revenues and expenses were $1.2 million and $1.2 million, respectively, for 1998, compared to $2.8 million and $1.9 million, respectively, during 1997. As of December 31, 1998 and 1997, the Partnership had an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of December 31, 1997, the Partnership also owned an interest in a trust that owned four commercial aircraft. The aircraft in this trust was transferred out of the trust into the Partnership's owned equipment portfolio in the second quarter of 1998. The decrease of $1.0 million in lease revenues was due to the renewal of the leases in 1998 for three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables at a lower rate than was in place during the same period of 1997. In addition, the lease revenues decreased $0.6 million because of the aircraft that was transferred out of a trust into the Partnership's owned equipment portfolio went offlease during the second quarter of 1998. Depreciation expenses decreased $0.5 million as a result of this transfer and $0.2 million decrease in depreciation expenses was due to the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

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

                                                      For the Years
                                                   Ended December 31,
                                                1997               1996
  ------------------------------------------------------------------------------
  Aircraft and aircraft engines            $         6,499   $         3,688
  Rail equipment                                     5,319             4,976
  Mobile offshore drilling unit                      1,612               701
  Trailers                                           1,539             1,748
  Marine containers                                  1,077             1,482
  Marine vessels                                       573             1,693

Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $7.9 million and $1.4 million, respectively, for 1997, compared to $5.0 million and $1.3 million, respectively, during 1996. An increase of $2.5 million in lease revenues was due to three aircraft acquired during the second and third quarter of 1996. A $0.5 million increase in lease revenues was due to one aircraft that was off lease for part of 1996 and went back on lease during the first quarter of 1997. The increase in lease revenues was partially offset by the decrease in lease revenues of $0.1 million resulting from the disposition of two aircraft during the third and fourth quarter of 1997.

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

Marine vessels: Marine vessel lease revenues and direct expenses were $2.5 million and $1.9 million, respectively, for 1997, compared to $3.9 million and $2.2 million, respectively, during 1996. The decrease in lease revenues was due to the sale of a marine vessel during 1996. The decrease in direct expenses was due to lower marine operating expenses in 1997 than in 1996.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $21.6 million for 1997 increased from $19.4 million for 1996. Significant variances are explained as follows:

     (i) An increase of $2.6 million in depreciation and amortization expense from 1996 levels. An increase of $4.3 million reflects the Partnership's entire year of depreciation on equipment purchased in 1996. The increase of the depreciation expense was partially offset by the decrease of depreciation expense of $1.6 million due to the Partnership's use of the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset, is owned. A decrease of $0.1 million in depreciation expense was due to the sale or disposition of certain Partnership assets during 1997 and 1996.

     (ii) An increase of $0.2 million in management fees was due to higher lease revenues in 1997, compared to 1996.

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


(e)  Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                         For the Years
                                                      Ended December 31,
                                                    1997              1996
                                               ---------------------------------
  Aircraft, aircraft engines, and rotables     $       857   $           901
  Mobile offshore drilling unit                         --             6,574
                                               =================================
    Equity in net income of USPEs              $       857   $         7,475
                                               =================================

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

The Partnership's owned equipment on lease to the United States (U.S.)-domiciled lessees consisted of railcars, trailers, and an aircraft. During 1998, U.S. lease revenues accounted for 25% of the lease revenues generated by wholly-and partially-owned equipment, while these operations accounted for $1.5 million in net income of the Partnership's total aggregate net income of $2.9 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consisted of railcars and an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998. Canadian lease revenues accounted for 30% of total lease revenues generated by wholly-and partially-owned equipment, while these operations accounted for $1.6 million in net income of the Partnership's total aggregate net income of $2.9 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to Europe consisted of three owned aircraft and an interest in two trusts that own three aircraft, two aircraft engines, and aircraft rotable components. During 1998, the lease revenues for these operations accounted for 22% of total lease revenues generated by wholly-and partially-owned equipment and accounted for a loss of $0.5 million in 1998 of the Partnership's total aggregate net income of $2.9 million.

The Partnership's owned equipment on lease to Asian-domiciled lessees consisted of an aircraft which accounted for 4% of total lease revenue generated by wholly-and partially-owned equipment. During 1998, the net loss generated by this operation was $1.1 million of the Partnership's total aggregate net income of $2.9 million. The net loss of $1.1 million in 1998 was due to $1.2 million of repairs and maintenance expenses to prepare the aircraft for re-lease.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consisted of marine containers, one marine vessel, one mobile offshore drilling unit, and a partially owned marine vessel. During 1998, lease revenues for these operations accounted for 18% of the total lease revenue generated by wholly-and partially-owned equipment, while these operations accounted for $3.9 million in net income of the Partnership's total aggregate net income of $2.9 million. The mobile offshore drilling unit was sold in June of 1998 with a gain of $3.6 million.

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

During 1998, 75% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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






                    (This space is intentionally left blank)


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL
         AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                            Age  Position
------------------------------- ---- -------------------------------------------

Robert N. Tidball               60   Chairman of the Board, Director,
                                     President, and Chief Executive Officer,
                                     PLM International, Inc.; Director,
                                     PLM Financial Services, Inc.; Vice
                                     President,PLM Railcar Management Services,
                                     Inc.; President, PLM Worldwide Management
                                     Services Ltd.

Randall L.-W. Caudill           51   Director, PLM International, Inc.

Douglas P. Goodrich             52   Director and Senior Vice President, PLM
                                     International, Inc.;Director and President,
                                     PLM Financial Services, Inc.; President,
                                     PLM Transportation Equipment Corporation;
                                     President, PLM Railcar Management Services,
                                     Inc.

Warren G. Lichtenstein          33   Director, PLM International, Inc.

Howard M. Lorber                50   Director, PLM International, Inc.

Harold R. Somerset              63   Director, PLM International, Inc.

Robert L. Witt                  58   Director, PLM International, Inc.

J. Michael Allgood              50   Vice President and Chief Financial Officer,
                                     PLM International, Inc. and PLM Financial
                                     Services, Inc.

Robin L. Austin                 52   Vice President, Human Resources, PLM
                                     International, Inc. and PLM Financial
                                     Services, Inc.

Stephen M. Bess                 52   President, PLM Investment Management, Inc.;
                                     Vice President and Director, PLM Financial
                                     Services, Inc.

Richard K Brock                 36   Vice President and Corporate Controller,
                                     PLM International, Inc. and PLM Financial
                                     Services, Inc.

James C. Chandler               50   Vice President, Planning and Development,
                                     PLM International, Inc. and PLM Financial
                                     Services, Inc.

Susan C. Santo                  36   Vice President, Secretary, and General
                                     Counsel, PLM International, Inc. and PLM
                                     Financial Services, Inc.

Janet M. Turner                 42   Vice President, Investor Relations and
                                     Corporate Communications,PLM International,
                                     Inc. and PLM Investment Management, Inc.


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

Janet M. Turner became Vice President ofInvestor Services of PLM International in 1994, having previously served as Vice President of PLM Investment Management, Inc. since 1990. Before 1990, Ms. Turner held the positions of manager of systems development and manager of investor relations at the Company. Prior to joining PLM in 1984, she was a financial analyst with The Toronto-Dominion Bank in Toronto, Canada.

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


ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees.m The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1998.

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

         * Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others

     During 1998, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.0 million; equipment acquisition fees, $0.1 million; and lease negotiation fees, $12,000. The Partnership reimbursed FSI or its affiliates $0.6 million for administrative and data processing services performed on behalf of the Partnership during 1998. The Partnership also paid Transportation Equipment Indemnity Company Ltd. (TEI) a wholly owned, Bermuda-based subsidiary of PLM International, $2,000 for insurance coverages during 1998; these amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Partnership received a refund of $88,000 from TEI during 1998 due to lower loss-of-hire and hull and machinery damage claims from a previous year.

     During 1998, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership):
     management fees, $0.1 million, and administrative and data processing services, $26,000.








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


Date:  January 5, 2000                     PLM EQUIPMENT GROWTH FUND III
                                           PARTNERSHIP

                                           By:      PLM Financial Services, Inc.
                                                    General Partner



                                           By:      /s/ Douglas P. Goodrich
                                                    Douglas P. Goodrich
                                                    President & Director



                                           By:      /s/ Richard K Brock
                                                    Richard K Brock
                                                    Vice President and
                                                    Corporate Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                             Capacity                        Date


*___________________
Robert N. Tidball               Director, FSI                    January 5, 2000


*___________________
Douglas P. Goodrich             Director, FSI                    January 5, 2000


*___________________
Stephen M. Bess                 Director, FSI                    January 5, 2000

*Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact



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



/s/ KPMG LLP
---------------------------------------------------
SAN FRANCISCO, CALIFORNIA
March 12, 1999, except as to note 11,
  Which is as of December 22, 1999



                                               PLM EQUIPMENT GROWTH FUND III
                                                  (A Limited Partnership)
                                                      BALANCE SHEETS
                                                       December 31,
                                      (in thousands of dollars, except unit amounts)





                                                                            1998                 1997
                                                                        -----------------------------------
  Assets

  Equipment held for operating leases, at cost                           $  109,680           $  118,098
  Less accumulated depreciation                                             (81,298)             (73,937)
                                                                         ---------------------------------
      Net equipment                                                          28,382               44,161

  Cash and cash equivalents                                                   3,429                4,239
  Accounts receivable, net of allowance for doubtful
      accounts of $1,469 in 1998 and $1,837 in 1997                           1,328                1,518
  Investments in unconsolidated special-purpose entities                      2,160                6,075
  Lease negotiation fees to affiliates, net of accumulated
      amortization of $155 in 1998 and $161 in 1997                              50                  155
  Debt issuance costs, net of accumulated
      amortization of $248 in 1998 and $187 in 1997                              91                  152
  Prepaid expenses and other assets                                              72                   95
                                                                         ---------------------------------

        Total assets                                                     $   35,512           $   56,395
                                                                         =================================

  Liabilities and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                  $    1,369           $    1,644
  Lessee deposits and reserve for repairs                                     1,142                1,236
  Note payable                                                               18,540               29,290
                                                                         ---------------------------------
    Total liabilities                                                        21,219               34,397
                                                                         ---------------------------------

  Minority interests                                                          2,211                2,439

  Partners' capital
  Limited partners (9,871,073 depositary units
      as of December 31, 1998 and 1997)                                      12,082               19,559
  General Partner                                                                --                   --
                                                                         ---------------------------------
    Total partners' capital                                                  12,082               19,559
                                                                         ---------------------------------

        Total liabilities and partners' capital                          $   35,512           $   56,395
                                                                         =================================





                See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)


                                                                            1998            1997           1996
                                                                        --------------------------------------------
  Revenues

  Lease revenue                                                          $  18,413      $    22,515   $    20,947
  Interest and other income                                                    286             448            977
  Net gain on disposition of equipment                                       3,808           5,629          6,450
                                                                         -------------------------------------------
    Total revenues                                                          22,507          28,592         28,374
                                                                         -------------------------------------------

  Expenses

  Depreciation and amortization                                             10,461          15,177         12,545
  Repairs and maintenance                                                    3,978           3,954          4,646
  Equipment operating expenses                                               1,006           1,110          1,353
  Insurance expense to affiliate                                               (20 )           180            181
  Other insurance expenses                                                     323             721            551
  Management fees to affiliate                                               1,049           1,279          1,128
  Interest expense                                                           1,706           3,164          3,078
  General and administrative expenses to affiliates                            587             809            783
  Other general and administrative expenses                                    863             952          1,297
  Provision for (recovery of) bad debts                                       (335)            458            828
  Minority interests                                                            21            (292)          (301)
                                                                         -------------------------------------------
    Total expenses                                                          19,639          27,512         26,089
                                                                         -------------------------------------------

  Equity in net income of unconsolidated
        special-purpose entities                                                49             857          7,475
                                                                         -------------------------------------------

        Net income                                                       $   2,917      $    1,937      $   9,760
                                                                         ===========================================

  Partners' share of net income

  Limited partners                                                       $   2,397      $    1,417      $   9,162
  General Partner                                                              520             520            598
                                                                         -------------------------------------------

        Total                                                            $   2,917      $    1,937      $   9,760
                                                                         ===========================================

  Net income per weighted-average depositary unit                        $    0.24      $     0.14      $    0.93
                                                                         ===========================================

  Cash distribution                                                      $  10,394      $   10,391      $  11,964
                                                                         ===========================================

  Cash distribution per weighted-average depositary unit                 $    1.00      $     1.00      $    1.15
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




                                                         Limited           General
                                                         Partners          Partner           Total
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1995              30,337          $   --          $   30,337

  Net income                                                9,162             598               9,760

  Repurchase of depositary units                             (120)             --                (120)

  Cash distribution                                       (11,366)           (598)            (11,964)
                                                        -----------------------------------------------

    Partners' capital as of December 31, 1996              28,013              --              28,013

  Net income                                                1,417             520               1,937

  Cash distribution                                        (9,871)           (520)            (10,391)
                                                        -----------------------------------------------

    Partners' capital as of December 31, 1997              19,559              --              19,559

  Net income                                                2,397             520               2,917

  Cash distribution                                        (9,874)           (520)            (10,394)
                                                        -----------------------------------------------

    Partners' capital as of December 31, 1998              12,082          $   --          $   12,082
                                                        ===============================================





                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (In thousands of dollars)

                                                                            1998            1997            1996
                                                                        ---------------------------------------------

  Operating activities
  Net income                                                             $    2,917      $    1,937      $    9,760
  Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
    Depreciation and amortization                                            10,461          15,177          12,545
    Net gain on disposition of equipment                                     (3,808)         (5,629)         (6,450)
    Equity in net income from unconsolidated special-
        purpose entities                                                        (49)           (857)         (7,475)
    Income from sales-type lease                                                 --              --          (1,885)
    Changes in operating assets and liabilities:
      Restricted cash and marketable securities                                  --           5,966            (306)
      Accounts and notes receivable, net                                        207             246             659
      Prepaid expenses and other assets                                          23              41             (15)
      Accounts payable and accrued expenses                                    (275)             79             189
      Due to affiliates                                                        (267)           (881)           (337)
      Lessee deposits and reserves for repairs                                  (94)         (6,716)         (1,010)
      Minority interests                                                       (228)           (703)           (693)
                                                                         --------------------------------------------
        Net cash provided by operating activities                             8,887           8,660           4,982
                                                                         --------------------------------------------

  Investing activities
  Payments for purchase of equipment                                             --              --         (28,540)
  Equipment purchased and placed in unconsolidated special-
      purpose entities                                                       (1,198)             --              --
  Payment of capitalized repairs                                               (126)           (248)           (728)
  Payments of acquisition fees to affiliate                                     (54)             --          (1,284)
  Payments of lease negotiation fees to affiliate                               (12)              -            (285)
  Payments received on sales-type lease                                          --              --           6,403
  Proceeds from disposition of equipment                                     12,077          12,085          13,786
  Liquidation distribution from unconsolidated
      special-purpose entities                                                   --              --          13,711
  Distribution from unconsolidated
      special-purpose entities                                                2,552           1,921           2,624
                                                                         --------------------------------------------
        Net cash provided by investing activities                            13,239          13,758           5,687
                                                                         --------------------------------------------

  Financing activities
  (Repayments to) net receipts from affiliate                                (1,792)          1,792              --
  Proceeds from notes payable                                                    --              --          19,148
  Principal payments on notes payable                                       (10,750)        (10,994)        (19,864)
  Repurchase of depositary units                                                 --              --            (120)
  Cash distribution paid to limited partners                                 (9,874)         (9,871)        (11,366)
  Cash distribution paid to General Partner                                    (520)           (520)           (598)
                                                                         --------------------------------------------
        Net cash used in financing activities                               (22,936)        (19,593)        (12,800)
                                                                         --------------------------------------------

  Net (decrease) increase in cash and cash equivalents                         (810)          2,825          (2,131)
  Cash and cash equivalents at beginning of year                              4,239           1,414           3,545
                                                                         --------------------------------------------
  Cash and cash equivalents at end of year                               $    3,429      $    4,239      $    1,414
                                                                         ============================================

  Supplemental information
  Interest paid                                                          $    1,712      $    3,339      $    2,957
                                                                       ============================================


                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENT
                                December 31, 1998

1.   BASIS OF PRESENTATION

     ORGANIZATIO

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

     INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. Where the Partnership owns greater than 50% of the assets within the USPE, the assets and liabilities are consolidated. Where the Partnership owns less than 50% of the assets within the USPE, the interests are accounted for using the equity method.

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

     services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. The Partnership's proportional share of USPE management fees of $3,000 and $0.1 million were payable as of December 31, 1998 and 1997, respectively. The Partnership's proportional share of USPEs management fee expense during 1998, 1997, and 1996 was $0.1 million, $0.1 million, and $0.1 million, respectively. The Partnership reimbursed FSI and its affiliates $0.6 million, $0.8 million, and $0.8 million for administrative and data processing services performed on behalf of the Partnership in 1998, 1997, 1996, respectively.

     The Partnership's proportional share of USPEs administrative and data processing services reimbursed to FSI was $26,000, $38,000 and $0.1 million during 1998, 1997, and 1996, respectively.

     The Partnership paid $2,000 and $6,000 to Transportation Equipment Indemnity Company Ltd. (TEI), an affiliate of the General Partner, that provides marine insurance coverage and other insurance brokerage services in 1998 and 1997, respectively. No fees for owned equipment were paid to TEI in 1998 or 1996. No fees for the Partnership's share of USPE were paid to TEI in 1998, 1997 and 1996. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Partnership received refund of $0.1 million in 1998, from lower loss-of-hire insurance claims from the insured Partnership and other insured affiliated programs. No similar refund was received during 1997 and 1996. TEI did not provide the same level of insurance coverage during 1998 as had been provided during previous years. These services were provided by an unaffiliated third party. PLM International plans to liquidate TEI in 1999.

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





                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

3.   EQUIPMENT

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):

  Equipment Held for Operating Leases:           1998              1997
                                             --------------------------------

  Aircraft                                   $   52,028         $   46,282
  Rail equipment                                 33,999             34,859
  Marine vessel                                  12,790             12,790
  Marine containers                               5,606              7,421
  Trailers                                        5,257              7,080
  Mobile offshore drilling unit                      --              9,666
                                             --------------------------------
                                                109,680            118,098
  Less accumulated depreciation                 (81,298 )          (73,937 )
                                             --------------------------------
  Net equipment                              $   28,382         $   44,161
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


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

4.       INVESTMENTS IN UNCONSOLIDATED SPECIAL PURPOSE ENTITIES

     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31, (in thousands of dollars):

                                                                                     1998             1997
                                                                                 -----------------------------
            17% interest in two trusts owning a total of three 737-200
              Stage II commercial aircraft, two Stage II aircraft engines,
              and a portfolio of aircraft rotables                                 $    2,054       $    4,021
            25% interest in a trust that owned four 737-200 Stage II
              commercial aircraft                                                         106            2,054
            ----------------------------------------------------------------------------------      -----------
                Net investments                                                    $    2,160       $    6,075

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

     The following summarizes the financial information for the USPEs and the Partnership's interests therein as of and for the years ended December 31, (in thousands of dollars):

                                           1998                          1997                         1996
                                        -----------                   -----------                   ---------
                                                Net                              Net                      Net
                                   Total        Interest         Total        Interest         Total      Interest
                                   USPEs        of               USPEs        of               USPEs      of
                                                Partnership                   Partnership                 Partnership
                                ---------------------------   ---------------------------   ---------------------------
        Net Investments         $    12,581     $    2,160     $   39,471     $    6,075    $    42,839   $    7,139
        Lease revenues                6,279          1,229         16,356          2,785         19,658        3,672
        Net income (loss)             9,214             49         11,741            857         16,844        7,475

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



                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   OPERATING SEGMENTS (CONTINUED)

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine
                                           Aircraft  Container    MODU    Trailer    Railcar   All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>  Total

     Revenues
       Lease revenue                       $  6,471  $    278   $    756  $  1,256   $  7,144  $  2,508   $ 18,413
       Interest income and other                 23        --         --        --         78       185        286
       Net gain (loss) on disposition of
         equipment                              (14)       60      3,619      (123)       266        --      3,808
                                           ------------------------------------------------------------------------
         Total revenues                       6,480       338      4,375     1,133      7,488     2,693     22,507

     Expenses
       Operations support                     1,321         6         18       221      2,376     1,345      5,287
       Depreciation and amortization          6,240       240        512       496      1,849     1,124     10,461
       Interest expense                          --        --         --        --         --     1,706      1,706
       Management fee                           298        14         38        77        497       125      1,049
       General and administrative expenses      211         5          6       186        285       757      1,450
       Provision for bad debts                 (358)       --         --        44        (22)        1       (335)
       Minority interests                        --        --         --        --         --        21         21
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
         Total costs and expenses             7,712       265        574     1,024      4,985     5,079     19,639
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs               49        --         --        --         --        --         49
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $ (1,183) $     73   $  3,801  $    109   $  2,503  $ (2,386)  $  2,917
                                           ========================================================================

     As of December 31, 1998
     Total assets                          $ 14,788  $    512   $     --  $  2,148   $  8,072  $  9,992   $ 35,512
                                           ========================================================================

                                                      Marine
                                           Aircraft  Container    MODU    Trailer    Railcar   All
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>  Total

     Revenues
       Lease revenue                       $  7,873  $  1,087   $  1,642  $  1,850   $  7,537  $  2,526   $ 22,515
       Interest income and other                 45        17         --        --         82       304        448
       Net gain on disposition of
         equipment                            5,493        48         --        51         37        --      5,629
                                           ------------------------------------------------------------------------
         Total revenues                      13,411     1,152      1,642     1,901      7,656     2,830     28,592

     Expenses
       Operations support                     1,374        10         30       311      2,218     2,022      5,965
       Depreciation and amortization          8,943       753      1,487       725      1,941     1,328     15,177
       Interest expense                          12        --         --        --         --     3,152      3,164
       Management fee                           351        54         83       121        517       153      1,279
       General and administrative expenses      181         8         21       287        284       980      1,761
       Provision for bad debts                  379         1         --         5         71         2        458
       Minority interests                        --        --         --        --         --      (292)      (292)
                                           ------------------------------------------------------------------------
         Total costs and expenses            11,240       826      1,621     1,449      5,031     7,345     27,512
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       857        --         --        --         --        --        857
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $  3,028  $    326   $     21  $    452   $  2,625  $ (4,515)  $  1,937
                                           ========================================================================

     As of December 31, 1997
     Total assets                          $ 22,249  $  1,168   $  7,422  $  3,434   $ 10,031  $ 12,091   $ 56,395
                                           ========================================================================


     <F1>  Includes  costs not  identifiable  to a  particular  segment  such as interest expense, certain amortization expense, certain interest income and other, operations support expenses and general and administrative expenses. Also includes income from a marine vessel.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   OPERATING SEGMENTS (CONTINUED)

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1996  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F2> Total

     Revenues
       Lease revenue                       $  5,014  $  1,494   $  3,856  $  2,073   $  7,790  $    720   $ 20,947
       Interest income and other                 27        --        504        --         10       436        977
       Net gain (loss) on disposition of
         equipment                             (110)      211      5,317        (3)     1,035        --      6,450
                                           ------------------------------------------------------------------------
         Total revenues                       4,931     1,705      9,677     2,070      8,835     1,156     28,374

     Expenses
       Operations support                     1,326        12      2,163       325      2,814        91      6,731
       Depreciation and amortization          5,787       927      1,893       894      2,148       896     12,545
       Interest expense                          --        --         --        --         --     3,078      3,078
       Management fee                           162        74        178       136        544        34      1,128
       General and administrative expenses      361         7         74       325        430       883      2,080
       Provision for bad debts                  935         9         --        21       (137)       --        828
       Minority interests                        --        --       (301)       --         --        --       (301)
                                           ------------------------------------------------------------------------
         Total costs and expenses             8,571     1,029      4,007     1,701      5,799     4,982     26,089
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       901        --         --        --         --     6,574      7,475
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $ (2,739) $    676   $  5,670  $    369   $  3,036  $  2,748   $  9,760
                                           ========================================================================

     As of December 31, 1996
     Total assets                          $ 42,315  $  3,562   $  7,749  $  4,331   $ 12,055  $ 12,260   $ 82,272

                                           ========================================================================

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



                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

6.   GEOGRAPHIC INFORMATION (CONTINUED)

     The table below set forth lease revenue by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domicile of the lessee as of and for the years ended December 31, (in thousands of dollars):



             Region                  Owned Equipment                   Investments in USPES
  --------------------------------------------------------------------------------------------------

                                1998         1997        1996        1998         1997        1996
                             -----------------------------------  -------------------------------------

     United States           $   4,917   $    5,227  $    7,749   $      --   $       --    $     --
     Canada                      5,474        5,479       3,434         449        1,019       1,083
     Europe                      3,619        3,620       1,120         780        1,766       1,869
     Asia                          861        2,558       2,069          --           --          --
     Rest of the world           3,542        5,631       6,575          --           --         720
                             ===================================  =====================================
   Lease revenues            $  18,413   $   22,515  $   20,947   $   1,229   $    2,785    $  3,672
                             ===================================  =====================================


     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31, (in thousands of dollars):

                Region                          Owned Equipment                       Investments in USPEs
  -----------------------------------------------------------------------------------------------------------------

                                             1998        1997        1996         1998        1997         1996
                                         -------------------------------------  ------------------------------------

     United States                       $    1,513  $    1,130   $   1,639   $       --     $    --   $       --
     Canada                                   1,556       3,340       2,591           10          84         (307)
     Europe                                    (551)     (2,662)     (1,728)          39         773        1,209
     Asia                                    (1,138)      3,771      (2,821)          --          --           --
     Rest of the world                        3,836         569       6,247           --          --        6,573
                                         -------------------------------------  ------------------------------------
   Regional income                            5,216       6,148       5,928           49         857        7,475
   Administrative and other net loss         (2,348)     (5,068)     (3,643)          --          --           --
                                         -------------------------------------  ------------------------------------
   Net income                            $    2,868  $    1,080   $   2,285   $       49     $   857   $    7,475
                                         =====================================  ====================================

     The net book value of these assets as of December 31, were as follows (in thousands of dollars):

                Region                        Owned Equipment                      Investments in USPEs
      ----------------------------  -------------------------------------  --------------------------------------

                                        1998         1997        1996           1998         1997        1996
                                     -------------------------------------   -------------------------------------

       United States                 $    6,475  $    8,639   $  10,862      $      --   $       --  $       --
       Europe                             7,258      11,175      17,399          2,054        4,021       4,564
       Canada                             7,114       6,866       8,136            106        2,054       2,575
       Asia                               1,951       2,852       8,067             --           --          --
       Rest of the world                  5,584      14,629      20,904             --           --          --
                                     -------------------------------------   -------------------------------------
                                     =====================================   =====================================
           Net book value            $   28,382  $   44,161   $  65,368      $   2,160   $    6,075  $    7,139
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

8.   CONCENTRATIONS OF CREDIT RISK

     No single lessee accounted for more than 10% of total consolidated revenues for the year ended December 31, 1998, 1997, and 1996. However, R & B Falcon Drilling, Inc. purchased a mobile offshore drilling unit from the Partnership and the gain from the sale accounted for 15.2% of total consolidated revenues from wholly-and partially-owned equipment during 1998. Aramco Associated Co. purchased an aircraft from the Partnership and the gain from the sale accounted for 15.7% of total consolidated revenues from wholly-and partially-owned equipment during 1997. Electricite et Eaux de Madagascar purchased an entity that owned a marine vessel from the Partnership and the gain from the sale accounted for 16.6% of total consolidated revenues from wholly-and partially-owned equipment during 1996.

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



                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

11.  AMENDMENT TO FORM 10-K

     The financial statements have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the years ending December 31, 1998, 1997, and 1996.

     As a result of the consolidation, total assets, total liabilities, and minority interests changed as of December 31, 1998 and 1997 as follows:

                                           1998                                1997
                               As                  Amended          As                 Amended
                                reported                             reported
                          ----------------------------------   ---------------------------------
     Total assets                 $33,068           $35,512            $53,186          $56,395
     Total liabilities             20,986            21,219             33,627           34,397
     Minority interests                --             2,211                 --            2,439

     Additionally, as a result of the consolidation, total revenues, total expenses, and equity in net income of USPEs changed for the years ended December 31, 1998, 1997, and 1996 as follows:

                                                  1998                          1997                         1996
                                 As reported     Amended      As reported     Amended        As reported    Amended
                                ---------------------------   ---------------------------   -------------------------
            Total revenues        $  19,999      $  22,507      $  26,066      $  28,592      $  25,886    $  28,374
            Total expenses           17,158         19,639         24,614         27,512         22,990       26,089
            Equity in net
            income of USPEs              76             49            485            857          6,864        7,475
            Net income            $   2,917       $  2,917      $   1,937      $   1,937      $   9,760    $   9,760

     The consolidation of the Partnership's majority interests in USPE's did not change partners' capital or net income (loss) as of and for the years ending December 31, 1998, 1997, and 1996.

12.  SUBSEQUENT EVENT

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

 24.     Powers of Attorney.                                                  *