Form 10-Q/A
period 1999-03-31
PLM EQUIPMENT GROWTH FUND III
filed 2000-01-11
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-Q/A




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL  QUARTER ENDED MARCH 31, 1999

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                                 March 31,            December 31,
                                                                                                  1999                 1998
                                                                                             ------------------------------------
         ASSETS

         Equipment held for operating lease, at cost                                          $     109,400        $   109,680
         Less accumulated depreciation                                                              (83,056)           (81,298)
                                                                                              ------------------------------------
           Net equipment                                                                             26,344             28,382

         Cash and cash equivalents                                                                    2,701              3,429
         Accounts receivable, net of allowance for doubtful
             accounts of $1,460 in 1999 and $1,469 in 1998                                            2,047              1,328
         Investments in unconsolidated special-purpose entities                                          92              2,160
         Deferred charges, net of accumulated
             amortization of $435 in 1999 and $403 in 1998                                              109                141
         Prepaid expenses and other assets                                                               73                 72
                                                                                              ------------------------------------

             Total assets                                                                     $      31,366        $    35,512
                                                                                              ====================================

         LIABILITIES AND PARTNERS' CAPITAL

         Liabilities:
         Accounts payable and accrued expenses                                                $         947        $     1,369
         Due to affiliates                                                                              220                168
         Lessee deposits and reserves for repairs                                                     1,343              1,142
         Note payable                                                                                14,956             18,540
                                                                                              ------------------------------------
           Total liabilities                                                                         17,466             21,219
                                                                                              ------------------------------------

         Minority interests                                                                           2,196              2,211

         Partners' capital:
         Limited partners (9,871,073 depositary units as
             of March 31, 1999 and December 31, 1998)                                                11,704             12,082
         General Partner                                                                                 --                 --
                                                                                              ------------------------------------
           Total partners' capital                                                                   11,704             12,082
                                                                                              ------------------------------------

             Total liabilities and partners' capital                                          $      31,366        $    35,512
                                                                                              ====================================










                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)



                                                                                                     For the Three Months
                                                                                                        Ended March 31,
                                                                                                      1999            1998
                                                                                                   ---------------------------
REVENUES

Lease revenue                                                                                      $   3,904      $    4,767
Interest and other income                                                                                 68              59
Net gain (loss) on disposition of equipment                                                               13             (10)
                                                                                                   ---------------------------
  Total revenues                                                                                       3,985           4,816
                                                                                                   ---------------------------

EXPENSES

Depreciation and amortization                                                                          1,997           2,652
Repairs and maintenance                                                                                  482             646
Equipment operating expenses                                                                             196             237
Insurance expense                                                                                         80             113
Management fees to affiliate                                                                             218             266
Interest expense                                                                                         316             529
General and administrative expenses to affiliates                                                        133             164
Other general and administrative expenses                                                                366             138
Provision for (recovery of) bad debts                                                                     (9)            127
Minority interests                                                                                       (20)            (63)
                                                                                                   ---------------------------
  Total expenses                                                                                       3,759           4,809
                                                                                                   ---------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                                                           1,474              73
                                                                                                   ---------------------------

    Net income                                                                                     $   1,700      $       80
                                                                                                   ===========================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                                                                   $   1,596      $      (50)
General Partner                                                                                          104             130
                                                                                                   ---------------------------

    Total                                                                                          $   1,700      $       80
                                                                                                   ===========================

Net income (loss) per weighted-average depositary unit                                             $    0.16      $    (0.01)
                                                                                                   ===========================

Cash distribution                                                                                  $   2,078      $    2,597
                                                                                                   ===========================
Cash distribution per weighted-average
    depositary unit                                                                                $    0.20      $     0.25
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



                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1997          $   19,559         $    --         $   19,559

  Net income                                                2,397             520              2,917

  Cash distribution                                        (9,874)           (520)           (10,394)
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1998              12,082              --             12,082

  Net income                                                1,596             104              1,700

  Cash distribution                                        (1,974)           (104)            (2,078)
                                                       -------------------------------------------------

    Partners' capital as of March 31, 1999             $   11,704         $    --         $   11,704
                                                       =================================================

































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                 For the Three Months
                                                                                                       Ended March 31,
                                                                                                     1999            1998
                                                                                                 -----------------------------
  OPERATING ACTIVITIES

  Net income                                                                                      $   1,700       $       80
  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                                     1,997           2,652
    Net (gain) loss on disposition of equipment                                                         (13)             10
    Equity in net (income) loss from unconsolidated special-purpose entities                         (1,474)            (73)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                                         (719)            581
      Prepaid expenses and other assets                                                                  (1)             (7)
      Accounts payable and accrued expenses                                                            (422)           (619)
      Due to affiliates                                                                                  17            (291)
      Lessee deposits and reserves for repairs                                                          201             191
      Minority interests                                                                                (15)            (80)
  ---------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                     1,271           2,444
                                                                                                  ---------------------------

  INVESTING ACTIVITIES

  Payments for capitalized improvements                                                                  (2)            (26)
  (Additional investments in) distributions from unconsolidated special-purpose                          (5)          1,708
      entities
  Distributions from liquidation of unconsolidated special-purpose entities                           3,547              --
  Proceeds from disposition of equipment                                                                 88             254
  Due to affiliate                                                                                       35              --
  ---------------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                                                     3.663           1,936
                                                                                                  ---------------------------

  FINANCING ACTIVITIES

  Principal payments on note payable                                                                 (3,584)             --
  Payment due to affiliate                                                                               --          (1,792)
  Cash distributions paid to limited partners                                                        (1,974)         (2,467)
  Cash distributions paid to General Partner                                                           (104)           (130)
                                                                                                  ---------------------------
        Net cash used in financing activities                                                        (5,662)         (4,389)
                                                                                                  ---------------------------

  Net decrease in cash and cash equivalents                                                            (728)             (9)
  Cash and cash equivalents at beginning of period                                                    3,429           4,239
                                                                                                  ---------------------------
  Cash and cash equivalents at end of period                                                      $   2,701      $    4,230
                                                                                                  ===========================

  Supplemental information

  Interest paid                                                                                   $     316      $      529
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

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of March 31, 1999 and December 31, 1998, the statements of income for the three months ended March 31, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

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

     The Partnership's proportional share of USPE-affiliated management fees, of $1,800 and $3,000, were payable as of March 31, 1999 and December 31, 1998, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                               For the Three Months
                                                 Ended March 31,
                                             1999              1998
                                          ---------------------------------

       Data processing and administrative
         expenses                            $    2        $     10
       Management fees                           --              14

5.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):

                                                                   March 31,          December 31,
                                                                    1999                  1998
                                                               --------------------------------------



  Aircraft                                                      $     52,028           $   52,028
  Railcars                                                            33,953               33,999
  Marine vessel                                                       12,790               12,790
  Marine containers                                                    5,459                5,606
  Trailers                                                             5,170                5,257
                                                                ------------------------------------
                                                                     109,400              109,680
  Less accumulated depreciation                                      (83,056)             (81,298)
                                                                -------------------------------------
      Net equipment                                             $     26,344           $   28,382
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

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investment in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                  March 31,           December 31,
                                                                                   1999               1998
                                                                              ---------------------------------

25% interest in a trust that owned four commercial aircraft                    $       92          $      106
17% interest in two trusts that owned three commercial aircraft, two
        aircraft engines, and a portfolio of rotable components                        --               2,054
                                                                               ---------------------------------

    Net investments                                                            $       92          $    2,160
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

     The following tables present a summary of the operating segments (in thousands of dollars):


                                                                  Marine        Marine
                                           Aircraft  Railcar      Vessel        Container Trailer    All
     For the quarter Ended March 31, 1999  Leasing   Leasing      Leasing       Leasing   Leasing    Other<F1>1  Total
     ------------------------------------  -------   -------      -------       -------   -------    ----        -----

     REVENUES
       Lease revenue                       $  1,509  $  1,758   $       459   $     37  $    141   $     --  $  3,904
       Interest income and other                  5        --            --         --        --         63        68
       Net gain (loss) on disposition of
         Equipment                                1        17            --          2        (7)        --        13
                                           ---------------------------------------------------------------------------
         Total revenues                       1,515     1,775           459         39       134         63     3,985

     COSTS AND EXPENSES
       Operations support                        94       350           258         --        46         10       758
       Depreciation and amortization          1,203       443           214         33        89         15     1,997
       Interest expense                          --        --            --         --        --        316       316
       Management fees                           62       121            23          2        10         --       218
       General and administrative expenses      192        66            15          2        25        199       499
       Provision for (recovery of) bad          (21)       46            --         --       (34)        --        (9)
     debts
       Minority interests                        --        --           (20)        --        --         --       (29)
                                           ---------------------------------------------------------------------------
         Total costs and expenses             1,530     1,026           490         37       136        540     3,759
                                           ---------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,474        --            --         --        --         --     1,474
                                           ---------------------------------------------------------------------------
     Net income (loss)                     $  1,459  $    749   $       (31)  $      2  $     (2)  $   (477) $  1,700
                                           ===========================================================================

     Total assets as of March 31, 1999     $ 12,484  $  7,783   $     5,232   $    555  $  2,143   $  3,169  $ 31,366
                                           ===========================================================================






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

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   OPERATING SEGMENTS (CONTINUED)


                                                                 Marine        Marine
                                           Aircraft  Railcar     Vessel       Container Trailer      MODU    All
     For the quarter Ended March 31, 1998  Leasing   Leasing     Leasing      Leasing   Leasing    Leasing   Other<F1>1   Total
     ------------------------------------  -------   -------     -------      -------   -------    -------   ------       -----

     REVENUES
       Lease revenue                       $  1,612  $  1,828   $     485   $    118   $   319   $    405   $     --  $  4,767
       Interest income and other                  3        --          --         --        --         --         56        59
       Net gain (loss) on disposition of
         Equipment                              (14)       16          --          1       (13)        --         --       (10)
                                           ------------------------------------------------------------------------------------
         Total revenues                       1,601     1,844         485        119       306        405         56     4,816

     Costs and Expenses
       Operations support                        55       516         344          2        54         10         15       996
       Depreciation and amortization          1,361       467         257         96       141        315         15     2,652
       Interest expense                          --        --          --         --        --         --        529       529
       Management fees                           69       127          24          6        20         20         --       266
       General and administrative expenses       11        66          45          2        52         --        126       302
       Provision for (recovery of) bad          125         3          --        (11)       (1)        --         11       127
     debts
       Minority interest                         --        --         (63)        --        --         --         --       (63)
                                           ------------------------------------------------------------------------------------
         Total costs and expenses             1,621     1,179         607         95       266        345        696     4,809
                                           ------------------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        73        --          --         --        --         --         --        73
                                           ------------------------------------------------------------------------------------
     Net income (loss)                     $     53  $    665   $    (122)  $     24   $    40   $     60   $   (640) $     80
                                           ====================================================================================

     Total assets as of March 31, 1998     $ 19,372  $  9,589   $   6,106   $  1,356     3,247   $  7,107   $  4,510  $ 51,287
                                           ====================================================================================


--------------------------
<F1>
1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses.


8.   NOTE PAYABLE

     The Partnership had a note outstanding with a face amount of $15.0 million as of March 31, 1999.

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

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

11.  RESTATEMENT

     The financial statements have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the three months ended March 31, 1999 and 1998.

     As a result of the consolidation, total assets, total liabilities, and minority interests changed as of March 31, 1999 and December 31, 1998 as follows:

                                      1999                          1998
                          As reported       Amended       As reported   Amended
                          ---------------------------   ------------------------
     Total assets          $28,931         $31,366       $33,068        $35,512
     Total liabilities      17,227          17,466        20,986         21,219
     Minority interests         --           2,196            --          2,211

     Additionally, as a result of the consolidation, total revenues, total expenses, and equity in net income of USPEs changed for the three months ended March 31, 1999 and 1998 as follows:



                                     1999                         1998

                            As reported    Amended      As reported     Amended
                           ---------------------------  ------------------------

     Total revenues        $  3,526        $  3,985      $  4,331       $  4,816
     Total expenses           3,273           3,759         4,246          4,809
     Equity in net
     income (loss) of         1,447           1,474            (5)            73
     USPEs
     Net income            $  1,700        $  1,700        $   80         $   80

     The consolidation of the Partnership's majority interests in USPE's did not change partners' capital or net income (loss) as of and for the three months ended March 31, 1999 and 1998.















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

                                          For the Three Months
                                            Ended March 31,
                                          1999                 1998
                                ------------------------------------

  Aircraft                      $         1,415    $         1,557
  Railcars                                1,408              1,312
  Marine vessel                             201                141
  Trailers                                   95                265
  Marine containers                          37                116
  Mobile offshore drilling unit              --                395

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

Marine vessel: Marine vessel lease revenues and direct expenses were $0.5 million and $0.3 million, respectively, for the quarter ended March 31, 1999, compared to $0.5 million and $0.3 million, respectively, for the same period of 1998.

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

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.0 million for the quarter ended March 31, 1999 decreased from $3.8 million for the same period of 1998. Significant variances are explained as follows:

     (i) A decrease of $0.7 million in depreciation and amortization expenses from 1998 levels reflects the sale or disposition of certain Partnership assets during 1999 and 1998 and the Partnership's use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                     For the Three Months
                                                         Ended March 31,
                                                       1999                1998
                                               ---------------------------------

  Aircraft, aircraft engines, and rotables     $          1,474     $         73
                                               =================================
      Equity in net income of USPEs            $         1,474      $         73
                                               =================================

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

During the first quarter of 1999, 75% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

























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



                                    PLM EQUIPMENT GROWTH FUND III

                                    By: PLM Financial Services, Inc.
                                        General Partner




Date:  January 11, 2000             By: /s/ Richard K Brock
                                        -----------------------
                                        Richard K Brock
                                        Vice President and
                                        Corporate Controller