Form 10-Q/A
period 1999-06-30
PLM EQUIPMENT GROWTH FUND III
filed 2000-01-25
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                   FORM 10-Q/A




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1999

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                                June 30,            December 31,
                                                                                                  1999                 1998
                                                                                             ------------------------------------
         ASSETS

         Equipment held for operating lease, at cost                                          $     108,492        $   109,680
         Less accumulated depreciation                                                              (84,213)           (81,298)
                                                                                              ------------------------------------
           Net equipment                                                                             24,279             28,382

         Cash and cash equivalents                                                                    3,380              3,429
         Accounts receivable, net of allowance for doubtful
             accounts of $1,447 in 1999 and $1,469 in 1998                                            2,028              1,328
         Investments in unconsolidated special-purpose entities                                          81              2,160
         Deferred charges, net of accumulated
             amortization of $466 in 1999 and $403 in 1998                                               78                141
         Prepaid expenses and other assets                                                               60                 72
                                                                                              ------------------------------------

             Total assets                                                                     $      29,906        $    35,512
                                                                                              ====================================

         LIABILITIES AND PARTNERS' CAPITAL

         Liabilities:
         Accounts payable and accrued expenses                                                $         796        $     1,369
         Due to affiliates                                                                              198                168
         Lessee deposits and reserves for repairs                                                     1,482              1,142
         Note payable                                                                                14,956             18,540
                                                                                              ------------------------------------
           Total liabilities                                                                         17,432             21,219
                                                                                              ------------------------------------

         Minority interests                                                                           2,122              2,211

         Partners' capital:
         Limited partners (9,871,073 depositary units as
             of June 30, 1999 and December 31, 1998)                                                 10,352             12,082
         General Partner                                                                                 --                 --
                                                                                              ------------------------------------
           Total partners' capital                                                                   10,352             12,082
                                                                                              ------------------------------------

             Total liabilities and partners' capital                                          $      29,906        $    35,512
                                                                                              ====================================




                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                 For the Three Months                 For the Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                                  1999            1998                1999            1998
                                                               ----------------------------        ---------------------------


REVENUES

Lease revenue                                                  $   3,908       $   4,958           $   7,812      $    9,725
Interest and other income                                             46              56                 114             114
Net gain on disposition of equipment                                 453           3,734                 466           3,725
                                                               ----------------------------        ---------------------------
  Total revenues                                                   4,407           8,748               8,392          13,564
                                                               ----------------------------        ---------------------------

Expenses

Depreciation and amortization                                      1,990           2,668               3,987           5,321
Repairs and maintenance                                              608             809               1,090           1,455
Equipment operating expenses                                         203             283                 399             520
Insurance expense to affiliate                                        --             (24)                 11             (20)
Other insurance expense                                               48             122                 117             231
Management fees to affiliate                                         214             299                 432             565
Interest expense                                                     245             514                 561           1,043
General and administrative expenses to affiliates                    116             149                 249             313
Other general and administrative expenses                            271             221                 637             358
Recovery of bad debts                                                (13)           (491)                (22)           (364)
                                                              ----------------------------        ---------------------------
  Total expenses                                                   3,682           4,550               7,461           9,422
                                                              ----------------------------        ---------------------------

Minority interests                                                    (2)              3                  19              66
Equity in net income (loss) of unconsolidated
    special-purpose entities                                           4             (30)              1,477              43
                                                              -----------------------------        ---------------------------

    Net income                                                 $     727       $   4,171           $   2,427           4,251
                                                              =============================        ===========================

PARTNERS' SHARE OF NET INCOME

Limited partners                                               $     623       $   4,041           $   2,219      $    3,991
General Partner                                                      104             130                 208             260
                                                              -----------------------------        ---------------------------

    Total                                                      $     727       $   4,171           $   2,427      $    4,251
                                                              =============================        ===========================

Net income per weighted-average depositary unit                $    0.06       $    0.41           $    0.22      $     0.40
                                                              =============================        ===========================

Cash distribution                                              $   2,079       $   2,607           $   4,157      $    5,204
                                                              =============================        ===========================
Cash distribution per weighted-average
    depositary unit                                            $    0.20       $    0.25           $    0.40      $     0.50
                                                              =============================        ===========================



                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the Period from December 31, 1997 to June 30, 1999
                            (in thousands of dollars)



                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1997          $   19,559         $    --         $   19,559

  Net income                                                2,397             520              2,917

  Cash distribution                                        (9,874)           (520)           (10,394)
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1998              12,082              --             12,082

  Net income                                                2,219             208              2,427

  Cash distribution                                        (3,949)           (208)            (4,157)
                                                       -------------------------------------------------

    Partners' capital as of June 30, 1999              $   10,352         $    --         $   10,352
                                                       =================================================





                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                      For the Six Months
                                                                                                        Ended June 30,
                                                                                                     1999            1998
                                                                                                 -----------------------------


  OPERATING ACTIVITIES

  Net income                                                                                     $     2,427      $    4,251
  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                                     3,987           5,321
    Net gain on disposition of equipment                                                               (466)         (3,725)
    Equity in net income from unconsolidated special-purpose entities                                (1,477)            (43)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                                         (687)            (66)
      Prepaid expenses and other assets                                                                  12             (20)
      Accounts payable and accrued expenses                                                            (573)           (290)
      Due to affiliates                                                                                  30          (2,072)
      Lessee deposits and reserves for repairs                                                          340            (149)
      Minority interests                                                                                (89)            (42)
                                                                                                  ----------------------------
        Net cash provided by operating activities                                                     3,504           3,165
                                                                                                  ----------------------------

  INVESTING ACTIVITIES

  Payments for capitalized improvements                                                                  (2)            (34)
  Payments for capitalized improvements in unconsolidated special-purpose entity                         --          (1,198)
  Distributions from unconsolidated special-purpose entities                                              8           2,347
  Distributions from liquidation of unconsolidated special-purpose entity                             3,548              --
  Proceeds from disposition of equipment                                                                634          11,461
                                                                                                  ----------------------------
        Net cash provided by investing activities                                                     4,188          12,576
                                                                                                  ----------------------------

  FINANCING ACTIVITIES

  Principal payments on note payable                                                                 (3,584)        (10,750)
  Due from affiliates                                                                                    --          (1,556)
  Cash distributions paid to limited partners                                                        (3,949)         (4,944)
  Cash distributions paid to General Partner                                                           (208)           (260)
                                                                                                  ----------------------------
        Net cash used in financing activities                                                        (7,741)        (17,510)
                                                                                                  ----------------------------

  Net decrease in cash and cash equivalents                                                             (49)         (1,769)
  Cash and cash equivalents at beginning of period                                                    3,429           4,239
                                                                                                  ----------------------------
  Cash and cash equivalents at end of period                                                      $   3,380      $    2,470
                                                                                                  ============================

  SUPPLEMENTAL INFORMATION

  Interest paid                                                                                   $     561      $    1,049
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

     The Partnership's proportional share of USPE-affiliated management fees, of $2,000 and $3,000, were payable as of June 30, 1999 and December 31, 1998, respectively.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                       1999           1998               1999            1998
                                                    --------------------------------------------------------------

  Management fees                                   $      --      $      14          $     --        $     27
  Data processing and administrative
      expenses                                             --              8                 2              18

5.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                                                    June 30,             December 31,
                                                                    1999                  1998
                                                               --------------------------------------

  Aircraft                                                      $     52,028           $   52,028
  Railcars                                                            33,612               33,999
  Marine Vessel                                                       12,790               12,790
  Trailers                                                             5,137                5,257
  Marine containers                                                    4,925                5,606
                                                                -------------------------------------
                                                                     108,492              109,680
  Less accumulated depreciation                                      (84,213)             (81,298)
                                                                -------------------------------------
                                                                =====================================
      Net equipment                                             $     24,279           $   28,382
                                                                =====================================

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



                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investment in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                   June 30,           December 31,
                                                                                   1999               1998
                                                                              ---------------------------------

25% interest in a trust that owned four commercial aircraft                    $       81          $      106
17% interest in two trusts that owned three commercial aircraft, two
        aircraft engines, and a portfolio of rotable components                        --               2,054
                                                                               ---------------------------------

    Net investments                                                            $       81          $    2,160
                                                                               =================================

     The Partnership sold its 17% interest in the two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of rotable components during the first quarter of 1999 for proceeds of $3.5 million and had a gain of $1.6 million.

7.   OPERATING SEGMENTS

     The Partnership operates or operated primarily in six different segments: aircraft leasing, railcar leasing, marine vessel leasing, trailer leasing, marine container leasing, and mobile offshore drilling unit (MODU) leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers.

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                                  Marine                   Marine
                                           Aircraft  Railcar      Vessel      Trailer   Container  All
     For the quarter ended June 30, 1999   Leasing   Leasing      Leasing     Leasing   Leasing    Other<F1>  Total



      REVENUES

       Lease revenue                       $  1,509  $  1,712   $       471   $    182  $     34   $     --  $  3,908
       Interest income and other                  5        --            --         --        --         41        46
       Net gain on disposition of
         equipment                               --       353            --          1        99         --       453
                                           ---------------------------------------------------------------------------
         Total revenues                       1,514     2,065           471        183       133         41     4,407

     COSTS AND EXPENSES
       Operations support                       115       459           226         48         1         10       859
       Depreciation and amortization          1,202       442           214         88        29         15     1,990
       Interest expense                          --        --            --         --        --        245       245
       Management fees                           61       118            23         10         2         --       214
       General and administrative expenses      142        57             8         30         1        149       387
       (Recovery of) provision for bad           --       (16)           --          3        --         --       (13)
     debts
                                           ---------------------------------------------------------------------------
         Total costs and expenses             1,520     1,060           471        179        33        419     3,682
                                           ---------------------------------------------------------------------------
       Minority interests                        --        --            (2)        --        --         --        (2)
     Equity in net income (loss) of USPEs         4        --            --         --        --         --         4
                                           ---------------------------------------------------------------------------
                                           ===========================================================================
     Net income (loss)                     $     (2) $  1,005   $        (2)  $      4  $    100   $   (378) $    727
                                           ===========================================================================

     Total assets as of June 30, 1999      $ 11,214  $  7,230   $     5,154   $  2,058  $    481   $  3,769  $ 29,906
                                           ===========================================================================

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


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

7.   OPERATING SEGMENTS (CONTINUED)


                                                                 Marine                  Marine
                                           Aircraft  Railcar     Vessel       Trailer   Container    MODU    All
     For the quarter ended June 30, 1998   Leasing   Leasing     Leasing      Leasing   Leasing    Leasing   Other<F1>  Total
                                                                                                              Other1


     REVENUE
       Lease revenue                       $  1,736  $  1,826   $     683   $    312    $   50   $    351   $     --  $  4,958
       Interest income and other                  3        --          --         --        --         --         53        56
       Net gain (loss) on disposition of
         equipment                               --       142          --        (57)       30      3,619         --     3,734
                                           ------------------------------------------------------------------------------------
         Total revenues                       1,739     1,968         683        255        80      3,970         53     8,748

     COSTS AND EXPENSES
       Operations support                        19       669         410         67         2          9         14     1,190
       Depreciation and amortization          1,506       461         256        129        54        205         57     2,668
       Interest expense                          --        --          --         --        --         --        514       514
       Management fees                          101       124          34         20         2         18         --       299
       General and administrative expenses       48        72          18         45         1         --        186       370
       (Recovery of) provision for bad         (483)      (18)         --         10        11         --        (11)     (491)
       debts
                                           ------------------------------------------------------------------------------------
         Total costs and expenses             1,191     1,308         718        271        70        232        760     4,550
                                           ------------------------------------------------------------------------------------
       Minority interests                        --        --           3         --        --         --         --         3
     Equity in net loss of USPEs                (30)       --          --         --        --         --         --       (30)
                                           ------------------------------------------------------------------------------------
                                           ====================================================================================
     Net income (loss)                     $    518  $    660   $     (32)  $    (16)   $   10   $  3,738   $   (707) $  4,171
                                           ====================================================================================

     Total assets as of June 30, 1998      $ 20,194  $  9,033   $   5,748   $  2,731    $1,117   $     --   $  3,316  $ 42,139
                                           ====================================================================================

   <F1> Includes  revenues and costs not identifiable to a particular  segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses.



                                                                 Marine                  Marine
                                           Aircraft  Railcar     Vessel       Trailer   Container  All
     For the six months ended June 30,     Leasing   Leasing     Leasing      Leasing   Leasing    Other<F1>   Total
     1999

     REVENUES
       Lease revenue                       $  3,019     3,469         930        323        71         --      7,812
       Interest income and other                 10        --          --         --        --        104        114
       Net gain (loss) on disposition of
         equipment                                2       370          --         (6)      100         --        466
                                           --------------------------------------------------------------------------
         Total revenues                       3,031     3,839         930        317       171        104      8,392

     COSTS AND EXPENSES
       Operations support                       209       809         484         94         1         20      1,617
       Depreciation and amortization          2,405       885         428        177        62         30      3,987
       Interest expense                          --        --          --         --        --        561        561
       Management fees                          124       240          46         19         3         --        432
       General and administrative expenses      333       123          23         56         4        347        886
       (Recovery of) provision for bad          (20)       29          --        (31)       --         --        (22)
       debts
                                           --------------------------------------------------------------------------
         Total costs and expenses             3,051     2,086         981        315        70        958      7,461
                                           --------------------------------------------------------------------------
       Minority interests                        --        --          19         --        --         --         19
     Equity in net income (loss) of USPEs     1,477        --          --         --        --         --      1,477
                                           --------------------------------------------------------------------------
                                           ==========================================================================
     Net income (loss)                     $  1,457     1,753         (32)         2       101       (854)     2,427
                                           ==========================================================================

     Total assets as of June 30, 1999      $ 11,214  $  7,230   $   5,154   $  2,058   $   481   $  3,769   $ 29,906
                                           ==========================================================================


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

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

7.   OPERATING SEGMENTS (CONTINUED)

                                                                 Marine                  Marine
                                           Aircraft  Railcar     Vessel       Trailer   Container    MODU    All
     For the six months ended June 30,     Leasing   Leasing     Leasing      Leasing   Leasing    Leasing   Other<F1>  Total
     1998


     REVENUES
       Lease revenue                       $  3,348     3,656       1,168        630       167        756         --     9,725
       Interest income and other                  6        --          --         --        --         --        108       114
       Net gain (loss) on disposition of
         equipment                              (14 )     158          --        (70)       32      3,619         --     3,725
                                           ------------------------------------------------------------------------------------
         Total revenues                       3,340     3,814       1,168        560       199      4,375        108    13,564

     COSTS AND EXPENSES
       Operations support                        74     1,188         754        120         3         19         28     2,186
       Depreciation and amortization          2,868       928         514        270       150        512         79     5,321
       Interest expense                          --        --          --         --        --         --      1,043     1,043
       Management fees                          170       251          58         40         8         38         --       565
       General and administrative expenses       60       140          62         98         3         --        308       671
       (Recovery of) provision for bad         (358)      (15)         --          9        --         --         --      (364)
     debts
                                           --------------------------------------------------------------------------------------
         Total costs and expenses             2,814     2,492       1,388        537       164        569      1,458     9,422
                                           --------------------------------------------------------------------------------------
       Minority interests                        --        --          66         --        --         --         --        66
     Equity in net income (loss) of USPEs        43        --          --         --        --         --         --        43
                                           ------------------------------------------------------------------------------------
                                           ====================================================================================
     Net income (loss)                     $    569     1,322        (154)        23        35      3,806     (1,350)    4,251
                                           ====================================================================================

     Total assets as of June 30, 1998      $ 20,194  $  9,033   $   5,748   $  2,731   $ 1,117   $     --   $  6,366  $ 42,139
                                           ====================================================================================

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

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

11.  RESTATEMENT

     The financial statements have been restated to reflect the consolidation of the Fund's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the three and six months ending June 30, 1999 and 1998.

     As a result of the consolidation, total assets, total liabilities, and minority interests changed as of June 30, 1999 and December 31, 1998 as follows:

                                             1999                          1998
                           As              Amended       As              Amended
                           reported                      reported
                        ---------------------------   --------------------------
     Total assets           $27,453         $29,906       $33,068        $35,512
     Total liabilities       17,101          17,432        20,986         21,219
     Minority interests          --           2,122            --          2,211


     Additionally, as a result of the consolidation, total revenues, total expenses, and equity in net income of USPEs changed for the three and six months ended June 30, 1999 and 1998 as follows:


                               For the three months ended June 30,               For the six months ended June 30,
                                1999                      1998                       1999                  1998
                          As reported   Amended     As reported  Amended     As reported  Amended  As reported    Amended
                          -------------------------------------------------------------------------------------------------
          Total revenues     $ 3,936    $  4,407     $ 8,065     $  8,748     $  7,462   $  8,392   $  12,396    $  13,564
          Total expenses       3,212       3,682       3,859        4,550        6,485      7,461       8,105        9,422
          Minority                --          (2)         --            3           --         19          --           66
          interests
          Equity in net
          income of USPEs          3           4         (35)         (30)       1,450      1,477         (40)          43
          Net income          $  727      $  727     $ 4,171     $  4,171    $   2,427  $   2,427    $  4,251     $  4,251

     The consolidation of the partnership's majority interests in USPE's did not change partners' capital or net income (loss) as of and for the three and six months ended June 30, 1999 and 1998.

12.  SUBSEQUENT EVENT

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

                                               For the Three Months
                                                  Ended June 30,
                                              1999              1998
                                         ------------------------------------

  Aircraft                              $         1,394    $         1,717
  Railcars                                        1,253              1,157
  Marine vessel                                     245                273
  Trailers                                          134                245
  Marine containers                                  33                 48
  Mobile offshore drilling unit                      --                342

Aircraft: Aircraft lease revenues and direct expenses were $1.5 million and $0.1 million, respectively, for the quarter ended June 30, 1999, compared to $1.7 million and $19,000, respectively, during the same period of 1998. Lease revenues decreased $0.2 million during the quarter ended June 30, 1999 when compared to the same period in 1998 due to one aircraft being offlease in the second quarter of 1999 which was on lease and had $0.4 million of lease revenues during the same period of 1998. The decrease in lease revenue was partially offset by the increase in lease revenue of $0.2 million from an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998.

Railcars: Railcars lease revenues and direct expenses were $1.7 million and $0.5 million, respectively, for the quarter ended June 30, 1999, compared to $1.8 million and $0.6 million, respectively, during the same period of 1998. The decrease in leases revenues and direct expenses resulted from dispositions of railcars during 1999 and 1998.

Marine Vessel: Marine vessel lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the quarter ended June 30, 1999, compared to $0.7 million and $0.4 million, respectively, during the same period of 1998. The decrease in lease revenues was due to lower lease rates in the second quarter of 1999 when compared to the same quarter of 1998. The decrease in direct expenses was due to $0.1 million decrease in marine operating expenses and $0.1 million decrease in repairs and maintenance expenses.

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

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.8 million for the quarter ended June 30, 1999 decreased from $3.4 million for the same period of 1998. Significant variances are explained as follows:

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

     (iv)An increase of $0.5 million in bad debt expense from 1998 due to the collection of $0.5 million during the second quarter of 1998 from past due receivables that had previously been reserved for as a bad debt. A similar collection was not made in 1999.

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

(D) Equity in Net Income (Loss) of Unconsolidated  Special-Purpose Entities
    (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                     For the Three Months
                                                        Ended June 30,
                                                    1999              1998
                                               ---------------------------------

  Aircraft, aircraft engines, and rotables     $          4   $         (30)
                                               =================================
      Equity in net income (loss) of USPEs     $          4   $         (30)
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

                                                   For the Six Months
                                                      Ended June 30,
                                                  1999               1998
                                           -------------------------------------

  Aircraft                                     $        2,810   $         3,274
  Railcars                                              2,660             2,468
  Marine vessel                                           446               414
  Trailers                                                229               510
  Marine containers                                        70               164
  Mobile offshore drilling unit                            --               737

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

Marine Vessel: Marine vessel lease revenues and direct expenses were $0.9 million and $0.5 million, respectively, for the nine months ended June 30, 1999, compared to $1.2 million and $0.7 million, respectively, during the same period of 1998. The decrease in lease revenues was due to lower lease rates in the six months ended June 30, 1999 when compared to the same period of 1998. The decrease in direct expenses was due to $0.1 million decrease in marine operating expenses and $0.1 million decrease in repairs and maintenance expenses.

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

(B)   Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.8 million for the six months ended June 30, 1999 decreased from $7.2 million for the same period of 1998. Significant variance is explained as follows:

     (i) A decrease in depreciation and amortization expenses of $1.3 million from 1998 levels reflects the sale or disposition of certain Partnership assets during 1999 and 1998 and the Partnership's use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii) A decrease of $0.5 million in interest expense was due to lower average debt outstanding during the six months ended June 30, 1999 when compared to the same period of 1998.

     (iii)A decrease of $0.1 million in management fees to affiliate from 1998 levels was due to lower lease revenue during the six months ended June 30, 1999, compared to the same period of 1998.

     (iv) An increase of $0.3 million in bad debt expense from 1998 due to the collection of $0.5 million during the six months ended June 30, 1998 from past due receivables that had previously been reserved for as a bad debt. The increase was also due to the General Partner's evaluation of the collectability of receivables due from certain lessees.

     (v) An increase of $0.2 million in general and administrative expenses from 1998 levels was primarily due to increases in repositioning and inspection costs to prepare an aircraft for re-lease.

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

(D)  Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Six Months
                                                          Ended June 30,
                                                      1999              1998
                                               ---------------------------------

  Aircraft, aircraft engines, and rotables      $      1,477    $            43
                                               ---------------------------------
      Equity in net income                      $      1,477    $            43
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

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1999, the Partnership generated operating cash of $3.5 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and to make distributions (total for six months ended June 30, 1999 of approximately $4.2 million) to the partners but also used undistributed available cash from prior periods and asset sale proceeds of approximately $0.7 million.

During the six months ended June 30, 1999, the Partnership sold owned equipment and investments in USPEs and received aggregate proceeds of $4.2 million.

Lessee deposits and reserve for repairs increased $0.3 million during the six months ended June 30, 1999 compared to December 31, 1998 due to an increase of $0.2 million in reserve for repairs and an increase of $0.1 million in prepaid lease revenue.

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


V)  OUTLOOK FOR THE FUTURE

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

(VI)  FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, in this Form 10-Q/A contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q/A. The Partnership's actual results could differ materially from those discussed here.


TEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the six months ended June 30, 1999, 74% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.






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





                                             PLM EQUIPMENT GROWTH FUND III

                                             By: PLM Financial Services, Inc.
                                                 General Partner




Date: January 24, 2000                       By: /s/ Richard K Brock
                                                 Richard K Brock
                                                 Vice President and
                                                 Corporate Controller