Form 10-Q/A
period 1999-09-30
PLM EQUIPMENT GROWTH FUND III
filed 2000-01-25
CIK 824210

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                               September 30,        December 31,
                                                                                                  1999                 1998
                                                                                             ------------------------------------
         ASSETS

         Equipment held for operating lease, at cost                                          $      85,547        $   109,680
         Less accumulated depreciation                                                              (68,736)           (81,298)
                                                                                              ------------------------------------
                                                                                                     16,811             28,382
         Equipment held for sale                                                                      1,077                 --
                                                                                              -----------------------------------
                                                                                                     17,888             28,382

         Cash and cash equivalents                                                                      536              3,429
         Accounts receivable, net of allowance for doubtful
             accounts of $1,853 in 1999 and $1,469 in 1998                                              687              1,328
         Investments in unconsolidated special-purpose entities                                       2,598              2,160
         Deferred charges, net of accumulated
             amortization of $490 in 1999 and $403 in 1998                                               55                141
         Prepaid expenses and other assets                                                                1                 72
                                                                                              ------------------------------------

             Total assets                                                                     $      21,765        $    35,512
                                                                                              ====================================

         LIABILITIES AND PARTNERS' CAPITAL

         Liabilities:
         Accounts payable and accrued expenses                                                $         616        $     1,369
         Due to affiliates                                                                              745                168
         Lessee deposits and reserves for repairs                                                     1,278              1,142
         Note payable                                                                                11,068             18,540
                                                                                              ------------------------------------
           Total liabilities                                                                         13,707             21,219
                                                                                              ------------------------------------

         Minority interests                                                                              --              2,211

         Partners' capital:
         Limited partners (9,871,073 depositary units as
             of September 30, 1999 and December 31, 1998)                                             8,058             12,082
         General Partner                                                                                 --                 --
                                                                                              ------------------------------------
           Total partners' capital                                                                    8,058             12,082
                                                                                              ------------------------------------

             Total liabilities and partners' capital                                          $      21,765        $    35,512
                                                                                              ====================================









                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                                 For the Three Months                 For the Nine Months
                                                                  Ended September 30,                  Ended September 30,
                                                                  1999            1998                1999            1998
                                                               -------------------------              ---------------------
REVENUES

Lease revenue                                                  $   3,852       $   4,468           $  11,664      $   14,193
Interest and other income                                             80              34                 194             148
Net gain on disposition of equipment                                  12               2                 478           3,727
                                                               -------------------------------------------------------------
  Total revenues                                                   3,944           4,504              12,336          18,068
                                                               --------------------------------------------------------------
EXPENSES
Depreciation and amortization                                      1,982           2,579               5,969           7,900
Repairs and maintenance                                              661             520               1,765           2,003
Marine operating expenses                                            255             207                 640             699
Interest expense                                                     252             340                 813           1,383
Other insurance expense                                               74              66                 201             277
Management fees to affiliate                                         194             253                 626             818
General and administrative expenses to affiliates                    129             135                 378             448
Other general and administrative expenses                            210             173                 847             532
Provision for bad debts                                              407             383                 385              19
                                                                 ------------------------------------------------------------
  Total expenses                                                   4,164           4,656              11,624          14,079
                                                                 ------------------------------------------------------------

Minority interests                                                     4             (94)                 22             (28)
Equity in net income (loss) of unconsolidated
    special-purpose entities                                          --               1               1,477              45
                                                               --------------------------------------------------------------
    Net income (loss)                                          $   (216)       $    (245)          $   2,211      $    4,000
                                                               ================================================================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                               $    (320)      $    (375)          $   1,899      $    3,616
General Partner                                                      104             130                 312             390
                                                               ----------------------------------------------------------------
    Total                                                      $    (216)      $    (245)          $   2,211      $    4,006
                                                               ================================================================

Net income (loss) per weighted-average depositary unit         $   (0.03)     $    (0.04)          $    0.19      $     0.37
                                                               ================================================================
Cash distribution                                              $   2,078       $   2,598           $   6,235      $    7,802
                                                               ================================================================
Cash distribution per weighted-average
    depositary unit                                            $    0.20       $    0.25           $    0.60      $     0.75
                                                               ================================================================









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

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                     For the Nine Months
                                                                                                    Ended September 30,
                                                                                                     1999            1998
                                                                                                 -----------------------------
  OPERATING ACTIVITIES

  Net income                                                                                      $    2,211      $    4,006
  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                                     5,969            7,900
    Net gain on disposition of equipment                                                               (478)          (3,727)
    Equity in net income from unconsolidated special-purpose entities                                (1,477)             (45)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                                          250              493
      Prepaid expenses and other assets                                                                  26               47
      Accounts payable and accrued expenses                                                            (652)            (805)
      Due to affiliates                                                                                   4           (2,054)
      Lessee deposits and reserves for repairs                                                          337             (109)
      Minority interests                                                                               (224)            (139)
                                                                                                  ----------------------------
        Net cash provided by operating activities                                                     5,966            5,567
                                                                                                  ----------------------------

  INVESTING ACTIVITIES

  Payments for capitalized improvements                                                                 (19)             (54)
  Payments for capitalized improvements in unconsolidated special-purpose entity                         --           (1,198)
  Distributions from unconsolidated special-purpose entities                                             20            2,389
  Distributions from liquidation of unconsolidated special-purpose entity                             3,548              --
  Proceeds from disposition of equipment                                                                699           11,625
                                                                                                  ----------------------------
        Net cash provided by investing activities                                                     4,248           12,762
                                                                                                  ----------------------------

  FINANCING ACTIVITIES

  Loan from affiliate                                                                                   600              --
  Principal payments on note payable                                                                 (7,472)         (10,750)
  Cash distributions paid to limited partners                                                        (5,923)          (7,412)
  Cash distributions paid to General Partner                                                           (312)            (390)
                                                                                                  ----------------------------
        Net cash used in financing activities                                                       (13,107)         (18,552)
                                                                                                  ----------------------------

  Net decrease in cash and cash equivalents                                                          (2,893)            (223)
  Cash and cash equivalents at beginning of period                                                    3,429            4,239
                                                                                                  ----------------------------
  Cash and cash equivalents at end of period                                                      $     536      $     4,016
                                                                                                  ============================

  SUPPLEMENTAL INFORMATION
  Interest Paid                                                                                   $     813      $     1,389







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

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     The balance due to affiliates as of September 30, 1999 included $0.1 million due to FSI and its affiliate for management fees, and $0.7 million due to PLM International, Inc. On September 30, 1999, PLM International, Inc. loaned the Partnership $0.6 million. The Partnership's senior debt prohibits the Partnership from incurring additional indebtedness. The Partnership has received a waiver from the bank, which allows this loan. The waiver requires that the Partnership may not repay PLM International, Inc.
     until the Partnership makes the December 31, 1999 senior debt payment.

     The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliate for management fees.

     The Partnership's proportional share of USPE-affiliated management fees, of $1,400 and $3,000, were payable as of September 30, 1999 and December 31, 1998, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1999           1998               1999            1998
                                                    --------------------------------------------------------------

  Management fees                                   $      --      $      10          $     --        $     37
  Data processing and administrative
      expenses                                             --              5                 2              23


5.   EQUIPMENT

     Owned equipment held for operating lease is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of equipment were as follows (in thousands of dollars):


                                                                 September 30,          December 31,
                                                                    1999                  1998
                                                               --------------------------------------
  Aircraft                                                      $     42,000           $   52,028
  Railcars                                                            33,565               33,999
  Marine vessel                                                           --               12,790
  Trailers                                                             5,155                5,257
  Marine containers                                                    4,827                5,606
                                                               --------------------------------------
                                                                      85,547              109,680
  Less accumulated depreciation                                      (68,736)             (81,298)
                                                               --------------------------------------
                                                                      16,811               28,382
  Equipment held for sale                                              1,077                   --
                                                               -------------------------------------
      Net equipment                                             $     17,888           $   28,382
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

     During September 1999, certain equipment in which the Partnership held a majority ownership, was reclassified to investments in USPE's (see note 6)

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     In September 1999, the General Partner amended the corporate-by-laws of the Partnership and any affiliated program's investments in USPE's that own an interest greater than 50%. The amendment to the corporate-by-laws provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPE's. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus it is appropriate in the future that the equity method of accounting be used. Accordingly, as of September 30, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

     The net investment in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                September 30,      December 31,
                                                                                   1999               1998
                                                                              ---------------------------------

56% interest in an entity owning a marine vessel                               $    2,529          $       --
25% interest in a trust that owned four commercial aircraft                            69                 106
17% interest in two trusts that owned a total of three commercial aircraft,
two aircraft engines, and a portfolio of rotable components                            --               2,054
                                                                               ---------------------------------

    Net investments                                                            $    2,598          $    2,160
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

7.   OPERATING SEGMENTS

     The Partnership operates or operated primarily in six primary segments: aircraft leasing, railcar leasing, marine vessel leasing, trailer leasing, marine container leasing, and mobile offshore drilling unit (MODU) leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


7.   OPERATING SEGMENTS (CONTINUED)

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine                  Marine
                                           Aircraft  Railcar     Vessel       Trailer   Container   All
For the quarter ended September 30, 1999   Leasing   Leasing     Leasing      Leasing    Leasing    Other<F1>1 Total

     REVENUES
       Lease revenue                       $  1,399  $  1,691   $     547   $    192    $    23  $     --   $   3,852
       Interest income and other                  4        --          45         --         --        31          80
       Net gain (loss) on disposition of
         Equipment                               --        13          --         (1)        --        --          12
                                           --------------------------------------------------------------------------
         Total revenues                       1,403     1,704         592        191         23        31       3,944

     COSTS AND EXPENSES
       Operations support                        82       506         334         57          2         9         990
       Depreciation and amortization          1,194       441         215         89         28        15       1,982
       Interest expense                          --        --          --         --         --       252         252
       Management fees                           37       116          28         11          2        --         194
       General and administrative expenses       56        72          21         35         (1)      156         339
       Provision for bad debts                  378        19          --         10         --        --         407
                                           --------------------------------------------------------------------------
         Total costs and expenses             1,747     1,154         598        202         31       432       4,164
                                           --------------------------------------------------------------------------
       Minority interests                        --        --           4         --         --        --          4
     Equity in net loss of USPEs                 --        --          --         --         --
                                           --------------------------------------------------------------------------
     Net income (loss)                     $   (344) $    550   $      (2)  $    (11)   $    (8) $   (401)  $   (216)
                                           ==========================================================================

     Total assets as of September 30, 1999 $  9,424  $  6,787   $   2,529   $  2,023    $   419  $    583   $ 21,765
                                           ==========================================================================



                                                                 Marine                  Marine
                                           Aircraft  Railcar     Vessel       Trailer   Container  All
For the quarter ended September 30, 1998   Leasing   Leasing     Leasing      Leasing    Leasing   Other<F1>1  Total

     REVENUES
       Lease revenue                       $  1,614  $  1,755   $     739   $    310    $     50  $    --   $ 4,468
       Interest income and other                 10        --          --         --         --        24         34
       Net gain (loss) on disposition of
         equipment                               --         1          --        (18         19        --          2
                                           --------------------------------------------------------------------------
         Total revenues                       1,624     1,756         739        292         69        24      4,504

     Costs and Expenses
       Operations support                        22       478         224         53          2        14        793
       Depreciation and amortization          1,684       461         257        114         48        15      2,579
       Interest expense                          --        --          --         --         --       340        340
       Management fees                           68       126          37         19          3        --        253
       General and administrative expenses       20        62           9         33          1       183        308
       Provision for (recovery of) bad          378         9          --         (4)        --        --        383
     debts
                                           --------------------------------------------------------------------------
         Total costs and expenses             2,172     1,136         527        215         54       552      4,656
                                           --------------------------------------------------------------------------
       Minority interests                        --        --         (94)        --         --        --        (94)
     Equity in net income of USPEs                1        --          --         --         --        --          1
                                           --------------------------------------------------------------------------
     Net income (loss)                     $   (547) $    620   $     118   $     77    $    15  $   (528)  $   (245)
                                           ==========================================================================

     Total assets as of September 30, 1998 $ 16,872  $  8,610   $   5,469   $  2,507    $   870  $  4,414   $ 38,742
                                           ==========================================================================





----------------------
<F1>
1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

7.   OPERATING SEGMENTS (CONTINUED)


                                                                 Marine                  Marine
                                           Aircraft  Railcar     Vessel       Trailer   Container  All
For the nine months ended September 30,    Leasing   Leasing     Leasing      Leasing    Leasing   Other<F1>1 Total
1999

 REVENUES
       Lease revenue                       $  4,418  $  5,160   $   1,477   $    515    $    94  $     --  $  11,664
       Interest income and other                 14        --          45         --         --       135        194
       Net gain (loss) on disposition of
         equipment                                2       383          --         (7)       100        --        478
                                           --------------------------------------------------------------------------
         Total revenues                       4,434     5,543       1,522        508        194       135     12,336

     COSTS AND EXPENSES
       Operations support                       292     1,315         817        151          2        29      2,606
       Depreciation and amortization          3,599     1,326         643        266         90        45      5,969
       Interest expense                          --        --          --         --         --       813        813
       Management fees                          161       356          74         30          5        --        626
       General and administrative expenses      389       195          44         91          3       503      1,225
       Provision for (recovery of) bad          358        48          --        (21)        --        --        385
     debts
                                           --------------------------------------------------------------------------
         Total costs and expenses             4,799     3,240       1,578        517        100     1,390     11,624
                                           --------------------------------------------------------------------------
       Minority interests                        --        --          22         --         --        --         22
     Equity in net income (loss) of USPEs     1,477        --          --         --         --        --      1,477
                                           --------------------------------------------------------------------------
     Net income (loss)                     $  1,112     2,303         (34)        (9)        94    (1,255)     2,211
                                           ==========================================================================

     Total assets as of September 30, 1999 $  9,424  $  6,787   $   2,529   $  2,023    $   419  $    583     21,765
                                           ==========================================================================

<F1>

-------------------------

1. Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses.




                                                                 Marine                  Marine
                                         Aircraft  Railcar     Vessel       Trailer   Container    MODU    All
For the nine months ended September 30,  Leasing   Leasing     Leasing      Leasing   Leasing    Leasing   Other<F1>1  Total
1998

    REVENUES
       Lease revenue                       $  4,962  $  5,411   $   1,907   $    940    $  217   $    756   $     --  $ 14,193
       Interest income and other                 16        --          --         --        --         --        132       148
       Net gain (loss) on disposition of
         equipment                              (14)      159          --        (88)       51      3,619         --     3,727
                                           ------------------------------------------------------------------------------------
         Total revenues                       4,964     5,570       1,907        852       268      4,375        132    18,068

     COSTS AND EXPENSES
       Operations support                        96     1,666         978        173         5         19         42     2,979
       Depreciation and amortization          4,552     1,389         771        384       198        512         94     7,900
       Interest expense                          --        --          --         --        --         --      1,383     1,383
       Management fees                          238       377          95         59        11         38         --       818
       General and administrative expenses       80       202          72        131         4         --        491       980
       Provision for (recovery of) bad           20        (6)         --          5        --         --         --        19
     debts
                                           ------------------------------------------------------------------------------------
         Total costs and expenses             4,986     3,628       1,916        752       218        569      2,010    14,079
                                           ------------------------------------------------------------------------------------
       Minority interests                        --        --         (28)        --        --         --         --       (28)
     Equity in net income of USPEs               45        --          --         --        --         --         --        45
                                           ------------------------------------------------------------------------------------
     Net income (loss)                     $     23     1,942         (37)       100        50      3,806     (1,878)    4,006
                                           ====================================================================================

     Total assets as of September 30, 1998 $ 16,872  $  8,610   $   5,469   $  2,507       870   $     --   $  4,414  $ 38,742
                                           ====================================================================================

<F1>
-------------------------

1. Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses.


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

10.  RESTATEMENT

     The financial statements, with the exception of the balance sheet as of September 30, 1999, have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the three and nine months ending September 30, 1999 and 1998.

     As a result of the consolidation, total assets, total liabilities, and minority interests changed as of December 31, 1998 as follows:

                                           1998
                               As reported          Amended
                              ----------------------------------
     Total assets                  33,068           $35,512
     Total liabilities             20,986            21,219
     Minority interests                --             2,211

     Additionally, as a result of the consolidation, total revenues, total expenses, and equity in net income of USPEs changed for the three and nine months ended September 30, 1999 and 1998 as follows:


                        For the three months ended September 30,             For the nine months ended September 30,
                                1999                      1998                       1999                  1998
                          As reported    Amended    As reported    Amended   As reported   Amended  As reported    Amended
                         ---------------------------------------------------------------------------------------------------
          Total revenues     $ 3,352    $  3,944     $ 3,765     $  4,504    $  10,814   $ 12,336   $  16,161    $  18,068
          Total expenses       3,566       4,164       4,129        4,656       10,051     11,624      12,234       14,079
          Minority                --           4          --          (94)          --         22          --          (28)
          interests
          Equity in net
          income of USPEs         (2)         --         119            1        1,448      1,477          79           45
          Net income         $  (216)    $  (216)     $ (245)     $  (245)   $   2,211  $   2,211    $  4,006     $  4,006


     The consolidation of the partnership's majority interests in USPE's did not change partners' capital or net income (loss) as of and for the three and nine months ended September 30, 1999 and 1998.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

10.  RESTATEMENT (CONTINUED)

     In September 1999, the General Partner amended the corporate-by-laws of the Partnership and any affiliated program's investments in USPE's that own an interest greater than 50%. The amendment to the corporate-by-laws provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPE's. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus it is appropriate in the future that the equity method of accounting be used. Accordingly, as of September 30, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

11.  CONTINGENCIES

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

                                         For the Three Months
                                         Ended September 30,
                                         1999              1998
                                     ------------------------------------

  Aircraft                            $    1,317       $     1,592
  Railcars                                 1,185             1,277
  Marine vessel                              213               515
  Trailers                                   135               257
  Marine containers                           21                48

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

Marine vessel: Marine vessel lease revenues and direct expenses were $0.5 million and $0.3 million, respectively, for the quarter ended September 30, 1999, compared to $0.7 million and $0.2 million, respectively, during the same period of 1998. The decrease in lease revenues was due to lower lease rates in the three months ended September 30, 1999 when compared to the same period of 1998. The increase in direct expenses was due to $0.1 million increase in marine operating expenses and repairs and maintenance expenses

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the quarter ended September 30, 1999, compared to $0.3 million and $0.1 million, respectively, during the same period of 1998. The decreases in revenue is due primarily to a group of trailers coming off a fixed term lease in the first quarter of 1999, and were off-lease during the third quarter of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.2 million for the quarter ended September 30, 1999 decreased from $3.9 million for the same period of 1998. Significant variances are explained as follows:

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

     (iii) A decrease of $0.1 million in management fees to affiliate from 1998 levels was due to lower lease revenue in the three months ended September 30, 1999, compared to the same period of 1998.

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

(D)      Minority interests

A decrease of $0.1 million in minority interests was due to $0.1 million decrease in repairs and maintenance expenses.

(E)  Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Net income generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                     For the Three Months
                                                      Ended September 30,
                                                    1999              1998
                                               ---------------------------------

  Aircraft, aircraft engines, and rotables     $            --   $             1
                                               =================================
      Equity in net income of USPEs            $            --   $             1
                                               =================================

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

(F)  Net Loss

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

                                                      For the Nine Months
                                                      Ended September 30,
                                                    1999              1998
                                              ----------------------------------

  Aircraft                                     $       4,126      $     4,866
  Railcars                                             3,845            3,745
  Marine vessel                                          660              929
  Trailers                                               364              767
  Marine containers                                       92              212
  Mobile offshore drilling unit                           --              737
  Marine vessel                                           --              (63)

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

Marine vessel: Marine vessel lease revenues and direct expenses were $1.5 million and $0.8 million, respectively, for the quarter ended September 30, 1999, compared to $1.9 million and $1.0 million, respectively, during the same period of 1998. The decrease in lease revenues was due to lower lease rates in the nine months ended September 30, 1999 when compared to the same period of 1998. The decrease in direct expenses was due to $0.1 million decrease in marine operating expenses and $0.1 million decrease in repairs and maintenance expenses

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the nine months ended September 30, 1999, compared to $0.9 million and $0.2 million, respectively, during the same period of 1998. A decrease in revenue of $0.2 million was due to a group of trailers coming off a fixed term lease in the first quarter of 1999 that remained off-lease during the second and third quarters of 1999. A $0.2 million decrease in revenue was due to sales and dispositions of trailers.

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

(B)   Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.0 million for the nine months ended September 30, 1999 decreased from $11.1 million for the same period of 1998. Significant variance is explained as follows:

     (i) A decrease in depreciation and amortization expenses of $1.9 million from 1998 levels reflects the Partnership's use of the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

     (ii)A decrease of $0.6 million in interest expense was due to lower average debt outstanding during the nine months ended September 30, 1999 when compared to the same period of 1998.

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

(D)  Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Nine Months
                                                        Ended September 30,
                                                      1999              1998
                                                 ------------------------------

  Aircraft, aircraft engines, and rotables      $      1,477        $     45
                                                -------------------------------
      Equity in net income                      $      1,477        $     45
                                                ===============================

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

During the first nine months of 1999, the Partnership repaid $7.5 million of the outstanding note balance from the proceeds of asset sales. On September 30, 1999, PLM International, Inc. loaned the Partnership $0.6 million. The loan proceeds were used to fund operations of the Partnership and pay the principal and interest on the Partnership debt due September 30, 1999. The Partnership's senior debt prohibits the Partnership from incurring additional indebtedness. The Partnership has received a waiver from the bank, which allows this loan. The waiver requires that the Partnership may not repay PLM International, Inc. until the Partnership makes the December 31, 1999 senior debt payment. As of November 8, 1999, the outstanding note balance was $11.1 million.

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

As of September 30, 1999, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

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

During the nine months ended September 30, 1999, 75% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.






















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



                                       PLM EQUIPMENT GROWTH FUND III

                                       By: PLM Financial Services, Inc.
                                           General Partner




Date:  January 24, 2000                    By: /s/ Richard K Brock
                                               --------------------------------
                                               Richard K Brock
                                               Vice President and
                                               Corporate Controller