Form 10-K
period 1999-12-31
PLM EQUIPMENT GROWTH FUND III
filed 2000-03-27
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

Indicate the number of units outstanding of each of the issuer's classes of depositary units, as of the latest practicable date:
                  Class                           Outstanding at March 17, 2000
     Limited partnership depositary units:               9,871,073
     General Partnership units:                                  1

An index of exhibits filed with this Form 10-K is located at page 27.Total number of pages in this report: 49.

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

     (5) To maximize sales proceeds through the timely marketing of equipment.

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

As of December 31, 1999, there were 9,871,073 depositary units outstanding.

Beginning in the eleventh year of operations of the Partnership, which commenced on January 1, 2000, the General Partner began the dissolution and liquidation the assets of the Partnership in an orderly fashion. The Partnership will terminate on December 31, 2000, unless the Partnership is terminated earlier upon sale of all of the Partnership's equipment or by certain other events.

Table  1,  below,  lists  the  equipment  and the cost of the  equipment  in the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities, as of December 31, 1999 (in thousands of dollars):

                                                      TABLE 1

 Units                             Type                                     Manufacturer                    Cost
----------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

      3    737-200 Stage II commercial aircraft                  Boeing                                 $   30,506
      1    Dash 8-300 Stage II commuter aircraft                 Dehavilland                                 5,748
      1    737-200 Stage III commercial aircraft                 Boeing                                      5,746
    724    Non-pressurized tank railcars                         Various                                    17,470
    472    Pressurized tank railcars                             Various                                    11,314
    119    Coal railcars                                         Various                                     4,788
    255    Marine containers                                     Various                                     4,453
     53    Refrigerated trailers                                 Various                                     1,599
    162    Intermodal trailers                                   Various                                     2,503
     12    Dry trailers                                          Stoughton and Strick                           64
                                                                                                        --------------

               Total owned equipment held for operating leases                                          $   84,191<F1>1
                                                                                                        ==============

Investments in unconsolidated special-purpose entitiy:

   0.56    Bulk carrier marine vessel                            Naikai Zosen                           $    7,163<F2>2
                                                                                                        --------------

               Total investments in unconsolidated special-purpose entity                               $    7,163

<F1> 1    Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings.  Includes costs capitalized subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation.
All equipment was used equipment at the time of purchase, except for 50 marine containers and 164 dry piggyback trailers.
<F2> 2    Jointly owned:  EGF III (56%) and an affiliated program.
                                                                                                           ==============


The equipment is leased under operating leases with terms of one to six years. All of the Partnership's marine containers are leased to operators of utilization-type leasing pools, that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The majority of rents for railcars are based on a fixed rate; in some cases they are based on mileage traveled, rents for all other equipment are based on fixed rates.

As of December 31, 1999, approximately 29% of the Partnership's trailer equipment is operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No.13 "Accounting For Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly. The remaining trailer fleet operated with a short-line railroad system.

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

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

The  equipment  owned or  invested  in by the  Partnership  is leased  out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short to mid-term nature of operating leases commands a higher rental rate than longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

(D)  Demand

The Partnership currently operates in five primary operating segments: aircraft leasing, marine vessel leasing, marine container leasing, railcar leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's transportation equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Aircraft

(a) Commercial Aircraft

After experiencing relatively robust growth over the prior four years, demand for commercial aircraft softened somewhat in 1999. Boeing and Airbus, the two primary manufacturers of new commercial aircraft, saw a decrease in their volume of orders, which totaled 368 and 417 during 1999, compared to 656 and 556 in 1998. The slowdown in aircraft orders can be partially attributed to the full implementation of US Stage III environmental restrictions, which became fully effective on December 31, 1999. Since these restrictions effectively prohibit the operation of noncompliant aircraft in the United States after 1999, carriers operating within or into the United States either replaced or modified all of their noncompliant aircraft before the end of the year. The continued weakness of the Asian economy has also served to slow the volume of new aircraft orders. However, with the Asian economy now showing signs of recovery, air carriers in this region are beginning to resume their fleet building efforts.

Demand for, and values of, used commercial aircraft have been adversely affected by the Stage III environmental restrictions and an oversupply of older aircraft as manufacturers delivered more new aircraft that the overall market required. Boeing predicts that the worldwide fleet of jet-powered commercial aircraft will increase from approximately 12,600 airplanes as of the end of 1998 to about 13,700 aircraft by the end of 2003, an average increase of 220 units per year. However, actual deliveries for the first two years of this period, 1998 and 1999, already averaged 839 units annually. Although some of the resultant surplus used aircraft have been retired, the net effect has been an overall increase in the number of used aircraft available. This has resulted in a decrease in both market prices and lease rates for used aircraft. The weakness in the used commercial aircraft market may be mitigated in the future as manufacturers bring their new production more in line with demand and given the anticipated continued growth in air traffic. Worldwide, demand for air passenger services is expected to increase at about 5% annually and freight services at about 6% per year, for the foreseeable future.

This fund owns one Stage III-compliant aircraft and four Stage II aircraft, the latter of which are operating outside the United States and thus not subject to Stage III environmental restrictions. Four of these aircraft remained on lease throughout 1999 and were not affected by changes in market conditions; however, one Stage II aircraft, which was off lease, has been impacted by the soft market conditions described above.

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

These conditions have adversely affected the market for the Partnership's one turboprop aircraft. As a result, this aircraft was off lease during 1999.

(2)  Railcars

(a)  Nonpressurized, General Purpose Tank Cars

These cars, which are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating and vegetable oils, molten sulfur, and corn syrup, continued to be in high demand during 1999. The overall health of the market for these types of commodities in closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 1999 carloadings of the commodity group that includes chemicals and petroleum products rose 2.5% over 1998 levels. Utilization of the Partnership's nonpressurized tank cars was above 98% again during 1999.

(b)  Pressurized Tank Cars

Pressurized tank cars are used to transport primarily liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The major US markets for natural gas are industrial applications (40% of estimated demand in 1998), residential use (21%), electrical generation (15%), and commercial applications (14%). Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industrywide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 2.5% in 1999, compared to 1998. Correspondingly, demand for pressurized tank cars remained solid during 1999, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars have been renewed for "winter only" terms of approximately six months. As a result, it is anticipated that there will be more pressurized tank cars than usual coming up for renewal in the spring.

(c)   Coal Railcars

Since most coal is shipped to domestic electric utilities, demand for coal is greatly influenced by summer air conditioning and to a lesser extent, winter heating requirements. Coal car loadings in North America in 1999 increased 3% from 1998.

Coal railcars owned by the Partnership are on long-term leases and operated at 100% utilization during 1999.

(3)  Marine Containers

The marine container leasing market started 1999 with industrywide utilization rates in the mid 70% range, down somewhat from the beginning of 1998. The market strengthened throughout the year such that most container leasing companies reported utilization of 80% by the end of 1999. Offsetting this favorable trend was a continuation of historically low acquisition prices for new containers acquired in the Far East, predominantly China. These low prices put pressure on fleetwide per diem leasing rates.

Industry consolidation continued in 1999 as the parent of one of the world's top ten container lessors finalized the outsourcing of the management of its container fleet to a competitor. However, the General Partner believes that such consolidation is a positive trend for the overall container leasing industry, and ultimately will lead to higher industrywide utilization and increased per diem rates. Since this Partnership is in the liquidation phase, containers remain off lease while waiting to be sold and thus utilization on the Partnerships containers decreased in 1999.

(4)  Trailers

(a)  Refrigerated Trailers

After a very strong year in 1998, the temperature-controlled trailer market leveled off somewhat in 1999, as equipment users began to absorb the expanded equipment supply created over the prior two years. Refrigerated trailer users have been actively retiring their older units and consolidating their fleets in response to improved refrigerated trailer technology. Concurrently, there is a backlog of six to nine months on orders for new equipment. As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies and shippers will utilize short-term trailer leases more frequently to supplement their existing fleets. Such a trend should benefit the Fund, whose trailers are typically leased on a short-term basis.

(b)      Intermodal (Piggyback) Trailers

Intermodal (piggyback) trailers are used to transport a variety of goods either by truck or by rail. Over the past decade, intermodal trailers have been gradually displaced by domestic containers as the preferred method of transport for such goods. During 1999, demand for intermodal trailers was more volatile than usual. Slow demand occurred over the first half of the year due to customer concerns over rail service problems associated with mergers in the rail industry, however, demand picked up significantly over the second half of the year due to both a resolution of these service problems and the continued strength of the US economy. Due to rise in the demand which occurred over the latter half of 1999, overall activity within the intermodal trailer market declined less than expected for the year, as total intermodal trailer shipments decreased by only approximately 1.8% compared to the prior year.

The General Partner stepped up its marketing and asset management program for the Partnership's intermodal trailers during 1999. These efforts resulted in average utilization of the Partnership's intermodal trailers of approximately 82% for the year, up to 2% compared to 1998 levels.

Although the trend towards using domestic containers instead of intermodal trailers is expected to continue in the future, overall intermodal trailer shipments are forecast to decline by only 2% to 3% in 2000, compared to the prior year, due to the anticipated continued strength of the overall economy. As such, the nationwide supply of intermodal trailers is expected to remain essentially in balance with demand for 2000. For the Partnership's intermodal fleet, the General Partner will continue to minimize trailer downtime at repair shops and terminals.

(c)  Nonrefrigerated (Dry) Trailers

The US nonrefrigerated (dry) trailer market continued it's growth, as the strong domestic economy resulted in heavy freight volumes. With unemployment low, consumer confidence high, and industrial production sound, the outlook for leasing this type of trailer remains positive, particularly as the equipment surpluses of recent years are being absorbed by the buoyant market. In addition to high freight volumes, improvements in inventory turnover and tighter turnaround times have lead to a stronger overall trucking industry and increased equipment demand. After remaining well above 70% during 1998, the Partnership's dry van fleet ended 1999 at 77% utilization.

(5)  Dry Bulk Vessel

The Partnership has an investment with an affiliated program in a small, dry bulk vessel that operates in international markets carrying commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessels through period charters, an approach that provides the flexibility to adapt to changes in market conditions.

Dry bulk shipping is a cyclical business that induces capital investment during periods of high freight rates and leads to a contraction in investment during periods of low rates. Currently, the industry environment is one of slow growth. Fleet size is relatively stable, the overall bulk carrier fleet grew by less than 1% in 1999, as measured by deadweight tons, and the total number of ships shrank slightly.

Freight rates, after declining in 1998 due in large part to the Asian recession, improved for dry bulk vessels of all sizes during 1999. Freight rates increased during the year such that by the end of 1999, they had reverted back to 1997 levels, although these levels are still moderate by historical comparison. The 1999 improvement was driven by increases in United States grain exports as well as stronger trade in iron ore and steel products.

Total dry bulk trade, as measured in deadweight tons, is estimated to have grown by approximately 2% during 1999, compared to a flat year in 1998. Forecasts for 2000 indicate that bulk trade should continue to grow, albeit at slow rates.

During 1999, ship values reversed the declines of the prior year, ending as much as 30% above the levels seen at the beginning of the year for certain vessel types. This upturn in ship values was due to a general improvement in dry bulk trade as well as increases in the cost of new building as compared to 1998. A slow but steady rise in trade volumes, combined with low fleet expansion, both of which are anticipated to continue in 2000, may provide some basis for increases in freight rates and ship values in the future. For example, it is believed that should growth in demand return to historic levels of 3% annually, this could stimulate increases in freight rates and ship values, and ultimately, induce further investment in new building.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

(1) the US Oil Pollution Act of 1990, which established liability for operators and owners of vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

(2) the US Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under United States Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. The cost to husk-kit a Stage II aircraft is approximately $2.0 million, depending on the type of aircraft. The Partnership's Stage II aircraft are with air carriers that are outside Stage III-legislated areas, or are for sale.

(3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the US Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and refrigerated trailers;

(4) the US Department of Transportation's Hazardous Materials Regulations, which regulate the classification of and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

As of December 31 1999, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.       PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased its interests in entities that own equipment for leasing purposes. As of December 31, 1999, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by USPEs as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $199.7 million, proceeds from debt financing of $41.9 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.       LEGAL PROCEEDINGS

The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The
Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the liklihood of an unfavorable outcome from the counterclaims is remote.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1999.



















                      (This space intentionally left blank)

                                     PART II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT
              MATTERS


As of March 17, 2000, there were 9,871,073 depositary units outstanding. There are 8,701 depositary unitholders of record as of the date of this report.

There are several secondary markets that will facilitate sales and purchases of depositary units. Secondary markets are characterized as having few buyers for depositary units and therefore are viewed as inefficient vehicles for the sale of depositary units. Presently, there is no public market for the depositary units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the depositary units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an US citizen or if the transfer would cause any portion of the depositary units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

On January 10, 2000 the General Partner announced that it has begun recognizing transfers involving trading of units in the partnership for the 2000 calendar year. The partnership is listed on the OTC Bulletin Board under the symbols GFZPZ.

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

Should the Partnership approach the annual safe harbor limitation later on in 2000, the General Partner will, at that time, cease to recognize any further transfers involving trading of Partnership units. Transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which include transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan, will continue to be recognized by the General Partner throughout the year.

Pursuant to the terms of the partnership agreement, the General Partner is entitled to a 5% interest in the profits and losses and distributions of the Partnership subject to certain special allocation provisions.

The Partnership engaged in a plan to repurchase up to 250,000 depositary units on behalf of the Partnership. There were no repurchases of depositary units in 1999 and 1998. As of December 31, 1999, the Partnership had purchased a cumulative total of 128,853 depositary units at a total cost of $0.9 million. The General Partner does not plan any future repurchase of depositary units on behalf of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                                      TABLE 2

                                          For the Years Ended December 31,
                     (In thousands of dollars, except weighted-average depositary unit amounts)

                                                     1999            1998            1997             1996            1995
                                                 --------------------------------------------------------------------------------

    Operating results:
      Total revenues                             $   17,494      $   22,507      $   28,592       $   28,374       $   28,055
        Of equipment                                  2,197           3,808           5,629            6,450            2,936
      Equity in net income of unconsolidated
         Special-purpose entities                     1,413              49             857            7,475               --
      Net income                                      4,039           2,917           1,937            9,760            2,706

    At year-end:
      Total assets                               $   18,690      $   35,512      $   56,395       $   82,272       $   83,317
      Total liabilities                              10,362          21,219          34,397           51,117           52,980
      Note payable                                    7,458          18,540          29,290           40,284           41,000

    Cash distribution                            $    7,793      $   10,394      $   10,391       $   11,964       $   16,737

    Cash distribution representing a return
      of capital to the limited partners         $    3,754      $    7,477      $    8,454       $    2,204       $   14,031

    Per weighted-average depositary unit:

    Net income                                   $     0.37<F1>1 $     0.24<F1>1 $     0.14<F1>1  $     0.93<F1>1  $     0.19<F1>1


    Cash distribution                            $     0.75      $     1.00      $     1.00       $     1.15       $     1.60

    Cash distribution representing a return
      of capital to the limited partners         $     0.38      $     0.76      $     0.86       $     0.22       $     1.41


<F1>
----------------------------------

1 After reduction of income of $0.2 million ($0.02 per weighted-average depositary unit) in 1999, $0.4 million ($0.04 per weighted-average depositary unit) in 1998 and 1997,  $0.1  million  ($0.01 per  weighted-average  depositary unit) in 1996, $0.7 million ($0.07 per weighted-average depositary unit) in 1995, representing allocations to the General Partner resulting from an amendment to the partnership agreement (see Note 1 to the financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

     The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership's equipment include, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations of concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1999 primarily in its aircraft, marine containers, trailers, railcars and marine vessel.

     (a) Aircraft: One Boeing 737-200 Stage III commercial aircraft was off lease during 1999. One DC-9 commercial aircraft came off lease during the end of the third quarter and was sold in the fourth quarter of 1999.

     (b) Marine containers: All of the Partnership's marine containers are operated in utilization-based leasing pools and, as such, are highly exposed to repricing activity. The Partnership saw lower utilization on the marine container fleet during 1999.

     (c) Trailers: All of the Partnership's trailer portfolio operates in short-term rental facilities or short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity.

     (d) Railcars: While this equipment experienced some re-leasing activity, lease rates in this market remain relatively constant. While renewals of existing leases continue at similar rates, some cars have been renewed for "winter only" terms of approximately six months. As a result, it is anticipated that there will be more pressurized tank cars than usual coming up for renewal in the spring.

     (e) Marine vessel: Freight rates increased during the year such that by the end of 1999, they had reverted back to 1997 levels, although these levels are still moderate by historical comparison. The vessel in which the Partnership has an interest operates in a short-term charter market and is thus subject to repricing risk.

(2)  Equipment Liquidations

Liquidation of Partnership equipment and investments in USPEs represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. In 1999, the Partnership disposed of owned equipment that included marine containers, trailers, railcars, and an aircraft for total proceeds of $3.8 million.

(3)  Equipment Valuation

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying values of equipment were required during 1999, 1998, or 1997.

As of December 31, 1999, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in equipment owned by USPEs, to be $49.0 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the General Partner cannot accurately predict.

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

For the year ended December 31, 1999, the Partnership generated $8.1 million in operating cash (net cash provided by operating activities plus minority interest less additional investments in USPEs) to fund operations to meet its operating obligations and to make distributions (total of $7.8 million in 1999) to the partners.

The Partnership's note payable, which bears interest at 1.5% over LIBOR, had an outstanding balance of $7.5 million as of December 31, 1999 and March 17, 2000. Commencing October 1, 1997, the loan required quarterly principal payments equal to the net proceeds from asset sales from that quarter, or maintain the minimum of the facility balance specified in the loan agreement. During 1999, the Partnership paid $11.1 million of the outstanding loan balance mainly as a result of asset sales.

In September 1999, the General Partner loaned the Partnership $600,000. This loan was repaid in full including interest of $10,000 on February 1, 2000.

The Partnership lessee deposits and reserve for repairs increased by $0.3 million, due to the increase in engine reserves for the aircraft on lease to a South American lessee.

The Partnership is in the active liquidation phase. As a result the size of the Partnerships remaining equipment portfolio and, in turn, the amount of cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in special distributions to the Partners. The Partnership will terminate on December 31, 2000, unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased for the year ended December 31, 1999 when compared to the same period of 1998. Certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because these expenses are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment.

In September 1999, the General Partner amended the corporate-by-laws of the USPEs in which the Partnership owns an interest greater than 50%. The amendment to the corporate-by-law provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting is used for this entity after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Years
                                                      Ended December 31,
                                                    1999              1998
  ------------------------------------------------------------------------------

  Rail equipment                               $         5,100   $         4,768
  Aircraft                                               4,977             5,150
  Marine vessel                                            660             1,215
  Trailers                                                 512             1,035
  Marine containers                                        118               272
  Mobile offshore drilling unit                             --               738

Rail equipment: Railcar lease revenues and direct expenses were $6.9 million and $1.8 million, respectively, for 1999, compared to $7.1 million and $2.4 million, respectively, during 1998. The decrease in lease revenues of $0.2 million was due to the disposition of rail equipment during 1999 and 1998. The decrease in direct expenses of $0.6 million was a result of fewer running repairs being required on rail equipment in 1999 than was needed during 1998.

Aircraft: Aircraft lease revenues and direct expenses were $5.6 million and $0.7 million, respectively, for 1999, compared to $6.5 million and $1.3 million, respectively, during 1998. A $0.9 million decrease in lease revenues was due to an aircraft being offlease during the entire year of 1999 and another aircraft coming off lease in the third quarter of 1999. Both of these aircraft were on lease for all of 1998. The decrease in lease revenue was partially offset by the increase in lease revenue of $0.5 million from an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998. Direct expense decreased by $0.6 million due to repairs required on one aircraft in 1998 that were not needed in 1999.

Marine vessel: Marine vessel lease revenues and direct expenses were $1.5 million and $0.8 million, respectively, for 1999, compared to $2.5 million and $1.3 million respectively for 1998. In September 1999, the General Partner
amended the coporate-by-laws of the USPEs in which the Partnership owns an interest greater than 50%. As a result of the amendment and the related change in accounting for these USPEs from consolidation basis to equity basis, lease revenues for the Partnership's majority held marine vessel decreased $0.6 million for the year ended December 31, 1999, when compared to the same period of 1998. Direct expenses for the Partnership's majority held marine vessel also decreased $0.2 due to the amendment and related change in accounting.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for 1999, compared to $1.3 million and $0.2 million, respectively, during 1998. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine containers lease revenues and direct expenses were $0.1 million and $2,000, respectively in 1999 compared to $0.3 million and $6,000 respectively in 1998. Lease revenues decreased by $0.2 million in 1999 compared to 1998 due to lower utilization rates.

Mobile offshore drilling unit: Mobile offshore drilling unit (MODU) lease revenues and direct expenses were $0.8 million and $19,000, respectively, for 1998. The decrease in contribution in 1999 compared to 1998 was due to the sale of the Partnership's MODU in June of 1998.

 (b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $11.4 million for 1999 decreased from $14.3 million for 1998. Significant variances are explained as follows:

     (i) A decrease of $2.8 million in depreciation and amortization expense from 1998 levels resulted from an approximately $0.7 million decrease due to the sale of certain assets during 1999 and 1998 and an approximately $2.1 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned.reflects the sale or disposition of certain Partnership assets.

     (ii)A decrease of $0.7 million in interest expense was due to lower average debt balance outstanding during 1999 when compared to 1998.

     (iii)A decrease of $0.2 million in management fees was due to lower lease revenues in 1999, compared to 1998.

     (iv)An increase of $0.6 million in bad debt expense from 1998 was due to the collection of $0.4 million from past due receivables during 1999 that had previously been reserved for as a bad debt and the General Partner's evaluation of the collectability of receivables due from certain lessees.

     (v) An increase of $0.2 million in general and administrative expenses was primarily due to higher legal and consulting fees related to one of the Partnership's aircraft.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment was $2.2 million for 1999 and resulted from the disposition of marine containers, trailers, railcars, and an aircraft. These assets had an aggregate net book value of $1.6 million and were sold or liquidated for proceeds of $3.8 million. The net gain on disposition of equipment totaled $3.8 million for 1998 and resulted from the disposition of marine containers, trailers, railcars, and a mobile offshore drilling unit. These assets had an aggregate net book value of $8.3 million and were sold or liquidated for proceeds of $12.1 million.

(d)      Interest and Other Income

Interest and other income increased by $0.2 million for 1999 due to higher income on the railcars related to mileage charges.

(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by segment (in thousands of dollars):

                                                            For the Years
                                                          Ended December 31,
                                                       1999             1998
                                                  ------------------------------
  Aircraft, aircraft engines, and rotables        $    1,477    $       49
  Marine vessel                                          (64)           --
                                                  ==============================
    Equity in net income of USPEs                 $    1,413    $       49
                                                  ==============================

Aircraft, aircraft engines, and rotables: As of December 31, 1999, the Partnership had no remaining interest in entities owning aircraft, aircraft engines, or rotables. The interest in the trust was sold in 1999, for a gain of $1.6 million. The Partnerships share of aircraft, aircraft engines, and rotables revenue and expenses were $0 and $0.1 million respectively, for 1999, compared to $1.2 million and $1.2 million resepectively, during 1998. The decrease in revenue and expenses is due to the sale of the aircraft, aircraft engines, and rotables in the first quarter of 1999.

Marine vessel: The Partnership's share of revenues and expenses of marine vessels was $0.2 million and $0.3 million, respectively, for 1999. In September 1999, the General Partner amended the coporate-by-laws of the USPEs in which the Partnership owns an interest greater than 50%. As a result of the amendment and the related change in accounting for these USPEs from consolidation basis to equity basis, lease revenues and direct expenses are discussed in owned equipment operations for the nine months ended September 30, 1999, and for the entire year ended December 31,1998, for the Partnership's majority held marine vessel

(f) Net Income

As a result of the foregoing, the Partnership's net income for 1999 was $4.0 million, compared to net income of $2.9 million during 1998. The Partnership's ability to operate, liquidate assets, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the year ended December 31, 1999 is not necessarily indicative of future periods. In the year ended December 31, 1999 and 1998, the Partnership distributed $7.4 million and $9.9 million, respectively to the limited partners, or $0.75 and $1.00 per weighted-average depositary unit, respectively.

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

                                                         For the Years
                                                      Ended December 31,
                                                    1998              1997
                                               ---------------------------------
  Aircraft                                     $         5,150   $         6,499
  Rail equipment                                         4,768             5,319
  Marine vessels                                         1,215               573
  Trailers                                               1,035             1,539
  Mobile offshore drilling unit                            738             1,612
  Marine containers                                        272             1,077

Aircraft: Aircraft lease revenues and direct expenses were $6.5 million and $1.3 million, respectively, for 1998, compared to $7.9 million and $1.4 million, respectively, during 1997. A decrease of $1.5 million in lease revenues was due to the sale of a total of two aircraft during the third and fourth quarters of 1997 and a $0.5 million decrease in lease revenues was due to one aircraft that went offlease during the third quarter of 1998. The decrease in lease revenue was partially offset by the incremental lease revenue of $0.7 million earned from an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998.

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

     (vi)An increase of $0.3 million in minority interests was due to $0.3 million decrease in insurance expenses.

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

(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by segment (in thousands of dollars):

                                                        For the Years
                                                      Ended December 31,
                                                       1998               1997
                                             -----------------------------------
Aircraft, aircraft engines, and rotables     $            49    $           857
                                             ===================================
  Equity in net income of USPEs              $            49    $           857
                                             ===================================

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

(E)  Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the audited financial statements for information on the revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's owned equipment on lease to the United States domiciled lessees consisted of railcars, trailers, and an aircraft. During 1999, US lease revenues accounted for 24% of the lease revenues generated by wholly-and partially-owned equipment, and these operations accounted for a $0.1 million net loss while the Partnership had total aggregate net income of $4.0 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consisted of railcars and an aircraft that was transferred into the Partnership's owned equipment portfolio from a trust during the second quarter of 1998. Canadian lease revenues accounted for 40% of total lease revenues generated by wholly-and partially-owned equipment, while these operations accounted for $4.3 million in net income of the Partnerships total aggregate net income of $4.0 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to Europeon domiciled leases, consisted of three owned aircraft and an interest in two trusts that own three aircraft, two aircraft engines, and aircraft rotable components. During 1999, the lease revenues for these operations accounted for 24% of total lease revenues generated by wholly-and partially-owned equipment and accounted for income of $0.7 million in 1999 of the Partnership's total aggregate net income of $4.0 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consisted of marine containers and a partially owned marine vessel. During 1999, lease revenues for these operations accounted for 12% of the total lease revenue generated by wholly-and partially-owned equipment, while these operations accounted for $26,000 in net loss while the Partnership had total aggregate net income of $4.0 million.

(F)  Effects of Year 2000

As of March 24, 2000, the Partnership has not experienced any material Year 2000
(Y2K) issues with either its internally developed software or purchased software. In addition, to date, the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The amount allocated to the Partnership by the General Partner related to Y2K issues has bot been material. The General Partner continues to monitor its systems for any potential Y2K issues.

(G)  Inflation

Inflation did not significantly impact on the Partnership's operations during 1999, 1998, or 1997.

(H)  Forward-Looking Information

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

(I)  Outlook for the Future

The Partnership entered its liquidation phase on January 1, 2000. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner anticipates that the liquidation of Partnership assets will be completed by the scheduled termination of the Partnership at the end of the year 2000.

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

Factors affecting the Partnership's contribution during the year 2000:

1. A worldwide increase in available marine containers to lease has led to declining rates for this equipment. In addition, some of the Partnership's refrigerated marine containers have become delaminated. This condition lowers the demand for these marine containers which has lead to declining lease rates and lower utilization.

2. Depressed economic conditions in Asia during most of 1999 has led to declining freight rates for dry bulk marine vessels. As Asia begins its economic recovery and in the absence of new additional orders, this market would be expected to stabilize and improve over the next one to two years.

3. Railcar loading in North America has continued to be high, however, a softening in the market in the last quarter of 1999, may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

Several other factors may affect the Partnership's operating performance in the year 2000, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing Risk

Certain of the Partnership's aircraft, marine containers, railcars and trailers will be remarketed in 2000 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 2000 and has commenced an orderly liquidation of the Partnership's assets. In either case, the General Partner intends to sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels in US ports, resulting from implementation of the US Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment. Under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. The cost to husk-kit a Stage II aircraft is approximately $2.0 million, depending on the type of aircraft. The Partnership's Stage II aircraft are either positioned with air carriers that are outside Stage III-legislated areas or anticipated to be sold or leased outside of Stage III areas before the year 2000.

(3) Distributions

During the liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations, make loan principal and interest payments on debt, and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to existing distribution levels which could include using available operating cash flow to meet future Partnership debt obligations. Pending asset sales, the use of operating cash flows to meet Partnership debt obligation could result in the Partnership being unable to make a regularly scheduled quarterly distribution, as occured in the fourth quarter of 1999. In the long term, changing market conditions precludes the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

Since the Partnership has entered the active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in special distributions to unitholders.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of interest rate and currency devaluation risk. The Partnership's senior secured note is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million in 2000. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.15 million in 2000.

During 1999, 76% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States currency. If these lessees currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                   (PART III)

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL
              AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        61      Chairman of the Board, Director, President, and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    52      Director, PLM International, Inc.

Douglas P. Goodrich                      53      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   34      Director, PLM International, Inc.

Howard M. Lorber                         51      Director, PLM International, Inc.

Harold R. Somerset                       64      Director, PLM International, Inc.

Robert L. Witt                           59      Director, PLM International, Inc.

Robin L. Austin                          53      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          53      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          37      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           37      Vice President, Secretary, and General Counsel, PLM
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

Richard K Brock was appointed Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, after having served as Acting CFO since June 1999. Mr. Brock served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

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























                    (This space is intentionally left blank)

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)    Security Ownership of Certain Beneficial Owners

The General Partner is entitled to a 5% interest in the profits and losses and distributions of the Partnership subject to certain allocations of income. In addition to its General Partner interest, FSI owned 8,000 units in the Partnership as of December 31, 1999. As of December 31, 1999, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

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

* Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

During 1999, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.8 million. The Partnership reimbursed FSI or its affiliates $0.5 million for administrative and data processing services performed on behalf of the Partnership during 1999.

During 1999, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $12,000 and administrative and data processing services, $6,000.

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

       4.1 Amendment, dated November 18, 1991, to Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 1991 filed with the Securities and Exchange Commission on March 30, 1992.

       10.1 Management Agreement between Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-18104), which became effective with the Securities and Exchange Commission on March 25, 1988.

       10.2 $41,000,000 Credit Agreement dated as of December 13, 1994 with First Union National Bank of North Carolina incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 1994, filed with the Securities and Exchange Commission on March 24, 1995.

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


Date:  March 24, 2000               PLM EQUIPMENT GROWTH FUND III
                                    PARTNERSHIP

                                    By:  PLM Financial Services, Inc.
                                         General Partner



                                    By:   /s/ Douglas P. Goodrich
                                          Douglas P. Goodrich
                                          President & Director



                                    By:   /s/ Richard K Brock
                                          Richard K Brock
                                          Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                     Capacity                        Date


*___________________
Robert N. Tidball        Director, FSI                   March 24, 2000


*___________________
Douglas P. Goodrich      Director, FSI                   March 24, 2000


*___________________
Stephen M. Bess          Director, FSI                   March 24, 2000

*Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                        Page

Independent auditors' report                                              30

Balance sheets as of December 31, 1998 and 1998                           31

Statements of income for the years ended December 31,
     1999, 1998, and 1997                                                 32

Statements of changes in partners' capital for
     the years ended December 31, 1999, 1998, and
     1997                                                                 33

Statements of cash flows for the years ended December 31,
     1999, 1998, and 1997                                                 34

Notes to financial statements                                          35-45


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

As described in Note 1 to the financial statements, PLM Equipment Growth Fund III, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 2000 and has commenced an orderly liquidation of the Partnership assets. The Partnership will terminate on December 31, 2000, unless terminated earlier upon sale of all equipment or by certain other events.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund III as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ KPMG LLP
SAN FRANCISCO, CALIFORNIA
March 24, 2000

                                        PLM EQUIPMENT GROWTH FUND III
                                           (A Limited Partnership)
                                                BALANCE SHEETS
                                                 December 31,
                                (in thousands of dollars, except unit amounts)





                                                                            1999                 1998
                                                                        -----------------------------------
  Assets

  Equipment held for operating leases, at cost                           $   84,191          $   109,680
  Less accumulated depreciation                                             (69,303)             (81,298)
                                                                         ---------------------------------
      Net equipment                                                          14,888               28,382

  Cash and cash equivalents                                                     486                3,429
  Accounts receivable, net of allowance for doubtful
      accounts of $1,757 in 1999 and $1,469 in 1998                             727                1,328
  Investments in unconsolidated special-purpose entities                      2,498                2,160
  Lease negotiation fees to affiliates, net of accumulated
      amortization of $0 in 1999 and $155 in 1998                                --                   50
  Debt issuance costs, net of accumulated
      amortization of $309 in 1999 and $248 in 1998                              31                   91
  Prepaid expenses and other assets                                              60                   72
                                                                         ---------------------------------

        Total assets                                                     $   18,690          $    35,512
                                                                         =================================

  Liabilities, minority interest and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                  $      786          $     1,369
  Due to affiliates                                                             699                  168
  Lessee deposits and reserve for repairs                                     1,419                1,142
  Note payable                                                                7,458               18,540
                                                                         ---------------------------------
    Total liabilities                                                        10,362               21,219
                                                                         ---------------------------------

  Minority interests                                                             --                2,211

  Partners' capital
  Limited partners (9,871,073 depositary units
      as of December 31, 1999 and 1998)                                       8,328               12,082
  General Partner                                                                --                   --
                                                                         ---------------------------------
    Total partners' capital                                                   8,328               12,082
                                                                         ---------------------------------

        Total liabilities, minority interests and partners' capital      $   18,690          $    35,512
                                                                         =================================







                                  See accompanying notes to financial statements

                                                         .

                                        PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)


                                                                            1999            1998           1997
                                                                        --------------------------------------------
  Revenues

  Lease revenue                                                          $  14,852      $   18,413      $  22,515
  Interest and other income                                                    445             286            448
  Net gain on disposition of equipment                                       2,197           3,808          5,629
                                                                         -------------------------------------------
    Total revenues                                                          17,494          22,507         28,592
                                                                         -------------------------------------------

  Expenses

  Depreciation and amortization                                              7,628          10,461         15,177
  Repairs and maintenance                                                    2,619           3,978          3,954
  Equipment operating expenses                                                 668           1,006          1,110
  Insurance expense to affiliate                                                10             (20)           180
  Other insurance expenses                                                     227             323            721
  Management fees to affiliate                                                 807           1,049          1,279
  Interest expense                                                           1,021           1,706          3,164
  General and administrative expenses to affiliates                            504             587            809
  Other general and administrative expenses                                  1,098             863            952
  Provision for (recovery of) bad debts                                        308            (335)           458
  ------------------------------------------------------------------------------------------------------------------
    Total expenses                                                          14,890          19,618         27,804
                                                                         -------------------------------------------

  Minority interests                                                            22             (21)           292

  Equity in net income of unconsolidated
        special-purpose entities                                             1,413              49            857
                                                                         -------------------------------------------

        Net income                                                       $   4,039       $   2,917      $   1,937
                                                                         ===========================================

  Partners' share of net income

  Limited partners                                                       $   3,649       $   2,397      $   1,417
  General Partner                                                              390             520            520
                                                                         -------------------------------------------

        Total                                                            $   4,039       $   2,917      $   1,937
                                                                         ===========================================

  Net income per weighted-average depositary unit                        $    0.37            0.24      $    0.14
                                                                         ===========================================

  Cash distribution                                                      $   7,793          10,394      $  10,391
                                                                         ===========================================

  Cash distribution per weighted-average depositary unit                 $    0.75            1.00      $    1.00
                                                                         ===========================================



                 See accompanying notes to financial statements.







                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 1999, 1998, and 1997
                            (in thousands of dollars)




                                                         Limited           General
                                                         Partners          Partner           Total
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1996          $   28,013          $   --          $   28,013

  Net income                                                1,417             520               1,937

  Cash distribution                                        (9,871)           (520)            (10,391)
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1997              19,559              --              19,559

  Net income                                                2,397             520               2,917

  Cash distribution                                        (9,874)           (520)            (10,394)
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1998              12,082              --              12,082

  Net income                                                3,649             390               4,039

  Cash distribution                                        (7,403)           (390)             (7,793)
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1999          $    8,328          $   --          $    8,328
                                                       ================================================





















                 See accompanying notes to financial statements.

                                        PLM EQUIPMENT GROWTH FUND III
                                           (A Limited Partnership)
                                           STATEMENTS OF CASH FLOWS
                                       For the Years Ended December 31,
                                          (In thousands of dollars)

                                                                            1999            1998            1997
                                                                        ---------------------------------------------
  Operating activities
  Net income                                                             $    4,039      $    2,917      $    1,937
  Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
    Depreciation and amortization                                             7,628          10,461          15,177
    Net gain on disposition of equipment                                     (2,197)         (3,808)         (5,629)
    Equity in net income from unconsolidated special-
        purpose entities                                                     (1,413)            (49)           (857)
    Changes in operating assets and liabilities:
      Restricted cash                                                            --              --           5,966
      Accounts receivable                                                       210             207             246
      Prepaid expenses and other assets                                         (33)             23              41
      Accounts payable and accrued expenses                                    (482)           (275)             79
      Due to affiliates                                                          (6)           (267)           (881)
      Lessee deposits and reserves for repairs                                  478             (94)         (6,716)
      Minority interests                                                       (224)           (228)           (703)
                                                                         --------------------------------------------
        Net cash provided by operating activities                             8,000           8,887           8,660
                                                                         --------------------------------------------

  Investing activities
  Equipment purchased and placed in unconsolidated
      special-purpose entities                                                   --          (1,198)             --
  Due to affiliates                                                             (36)             --              --
  Payment of capitalized repairs                                                (26)           (126)           (248)
  Payments of acquisition fees to affiliate                                      --             (54)             --
  Payments of lease negotiation fees to affiliate                                --             (12)              -
  Proceeds from disposition of equipment                                      3,790          12,077          12,085
  Liquidation distribution from unconsolidated
      special-purpose entities                                                3,548              --              --
  (Investment in ) distribution from unconsolidated
      special-purpose entities                                                   56           2,552           1,921
                                                                         -------------------------------------------
        Net cash provided by investing activities                             7,332          13,239          13,758
                                                                         -------------------------------------------

  Financing activities
  Net receipts (repayments to) from affiliate                                   600          (1,792)          1,792
  Principal payments on note payable                                        (11,082)        (10,750)        (10,994)
  Cash distribution paid to limited partners                                 (7,403)         (9,874)         (9,871)
  Cash distribution paid to General Partner                                    (390)           (520)           (520)
                                                                         --------------------------------------------
        Net cash used in financing activities                               (18,275)        (22,936)        (19,593)
                                                                         --------------------------------------------

  Net (decrease) increase in cash and cash equivalents                       (2,943)           (810)          2,825
  Cash and cash equivalents at beginning of year                              3,429           4,239           1,414
                                                                         --------------------------------------------
  Cash and cash equivalents at end of year                               $      486      $    3,429      $    4,239
                                                                         ============================================

  Supplemental information
  Interest paid                                                          $    1,021      $    1,712      $    3,339
                                                                         ============================================




                 See accompanying notes to financial statements.

                            EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

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

     Beginning in the Partnership's eleventh year of operations which commenced on January 1, 2000, the General Partner began the orderly liquidation of the Partnership's assets. During the liquidation phase, the Partnership's assets will continue to be reported at the lower of carrying amount or fair value less cost to sell. The Partnership will terminate on December 31, 2000, unless terminated earlier upon sale of all equipment or by certain other events.

     FSI manages the affairs of the Partnership. The cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner is also entitled to a subordinated incentive fee equal to 7.5% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return.

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

     Accounting for Leases

     The Partnership's leasing operations consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs were capitalized and amortized over the term of the lease.

     Depreciation and Amortization

     Depreciation of transportation equipment, held for operating leases, is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for most other types of equipment. Certain aircraft are depreciated under the double-declining balance method over the lease term which approximates the assets economic life. The depreciation method is changed to straight-line method

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.   Basis of Presentation (continued)

     Depreciation and Amortization (continued)

     when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment and amortized over the equipment's depreciable life. Lease negotiation fees are amortized over the initial equipment lease term. Debt placement fees are amortized over the term of the related loan. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

     Transportation Equipment

     In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted future cash flows are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying values of equipment were required during 1999, 1998, or 1997.

     Investments in Unconsolidated Special-Purpose Entities

     In September 1999, the General Partner amended the corporate-by-laws of the USPEs in which the Partnership owns an interest greater than 50%. The amendment to the corporate-by-law provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting is used for this entity after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment
     Corporation (TEC) and PLM Worldwide Management Services (WMS). TEC is a wholly-owned subsidiary of FSI and WMS is a wholly-owned subsidiary of PLM International. The Partnership's interest in USPEs are managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC or WMS.

     Repairs and Maintenance

     Repair and maintenance costs for railcars, marine vessels and trailers, are usually the obligation of the Partnership. Maintenance costs of the other equipment are the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee. Estimated costs associated with marine vessel dry docking are accrued and charged to income ratably over the period prior to such dry-docking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.   Basis of Presentation (continued)

     Net Income (Loss) and Distributions Per Depositary Unit

     Cash distributions of the Partnership are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. Net income is allocated to the General Partner through allocation to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner received an allocation in the amount of $0.2 million, $0.4 million, and $0.4 million from the gross gain on disposition of equipment for the years ended December 31, 1999, 1998, and 1997, respectively. The limited partners' net income (loss) and distributions are allocated among the limited partners based on the number of depositary units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

     Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $3.8 million, $7.5 million, and $8.5 million for the years ended December 31, 1999, 1998, and 1997, respectively, were deemed to be a return of capital.

     Cash distributions relating to the fourth quarter of 1998 and 1997, of $2.1 million and $2.6 million, respectively, were paid during the first quarter of 1999 and 1998. There were no cash distributions relating to the fourth quarter of 1999 paid in 2000.

     Net Income (Loss) Per Weighted-Average Depositary Unit

     Net income (loss) per weighted-average depositary unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 1999, 1998, and 1997 were 9,871,073.

     Comprehensive Income

     The Partnership's net income was equal to comprehensive income for the years ended December 31, 1999, 1998, and 1997.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less to be cash equivalents.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

2.   General Partner and Transactions with Affiliates

     An officer of FSI, a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the or operating personnel for equipment, and similar services. The Partnership's proportional share of USPE management fees of $12,000 and $3,000 were payable as of December 31, 1999 and 1998, respectively. The Partnership's proportional share of USPEs management fee expense during 1999, 1998, and 1997 was $0.1 million. The Partnership reimbursed FSI and its affiliates $0.5 million, $0.6 million, and $0.8 million for administrative and data processing services performed on behalf of the Partnership in 1999, 1998, 1997, respectively.

     The Partnership's proportional share of USPEs administrative and data processing services reimbursed to FSI was $6,000, $26,000 and $38,000 during 1999, 1998, and 1997, respectively.

     The Partnership paid $2,000 and $6,000 to Transportation Equipment Indemnity Company Ltd. (TEI), an affiliate of the General Partner, that provides marine insurance coverage and other insurance brokerage services in 1998 and 1997, respectively. No fees for owned equipment were paid to TEI in 1999. The Partnership received a refund of $0.1 million in 1998 from lower loss-of-hire insurance claims from the Partnership and other insured affiliated programs. No similar refund was received during 1997 or 1999. PLM International liquidated TEI in the first quarter of 2000.

     The Partnership paid lease negotiation and equipment acquisition fees of $0.1 million to TEC and PLM WMS during 1998. No lease negotiation and equipment acquisition fees were paid to TEC or WMS during 1999 or 1997.

     As of December 31, 1999, approximately 29% of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Revenues under short-term rental agreements with the rental yards' customers are reported as revenue in accordance with Financial Accounting Standards Board Statement No.13 "Accounting For Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

     The Partnership owns certain equipment in conjunction with affiliated programs (see Note 4).

     During 1999, the Partnership borrowed a total of $0.6 million from the General Partner. The General Partner charged the Partnership market interest rates. Total interest paid to the General Partner was $10,000.

     The balance due to affiliates as of December 31, 1999 included $0.1 million due to FSI and its affiliates for management fees and $0.6 million to FSI for the loan made to the Partnership. The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

3.   Equipment

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):

  Equipment Held for Operating Leases:               1999              1998
                                                --------------------------------

  Aircraft                                      $   42,000         $   52,028
  Rail equipment                                    33,572             33,999
  Marine containers                                  4,453              5,606
  Trailers                                           4,166              5,257
  Marine vessel                                         --             12,790
                                                --------------------------------
                                                    84,191            109,680
  Less accumulated depreciation                    (69,303)           (81,298)
                                                --------------------------------
  Net equipment                                 $   14,888         $   28,382
                                                ================================

     Revenues are earned by placing the equipment under operating leases. All of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The majority of rents for railcars are based on a fixed rate; in some cases they are based on mileage traveled, rents for all other equipment are based on fixed rates.

     During September 1999, the Partnership's investment in a marine vessel was reclassified to an investment in unconsolidated special purpose entity. (See Note 1).

     As of December 31, 1999, all owned equipment in the Partnership portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards, except for 40 railcars, and an aircraft. As of December 31, 1998, all owned equipment in the Partnership portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards, except for 25 marine containers, 69 railcars, and an aircraft. The aggregate net book value of equipment off lease was $1.2 million and $2.4 million as of December 31, 1999 and 1998, respectively.

     During 1999, the Partnership sold or disposed of marine containers, trailers, railcars, and an aircraft with an aggregate net book value of $1.6 million for proceeds of $3.8 million.

     During 1998, the Partnership sold or disposed of marine containers, trailers, railcars, and a mobile offshore drilling unit with an aggregate net book value of $8.3 million for proceeds of $12.1 million.

     In the fourth quarter of 1996, the Partnership ended its investment phase in accordance with the limited partnership agreement; therefore, no equipment was purchased during 1999, 1998, or 1997. Capital improvements to the Partnership's existing equipment of $26,000 million and $0.1 million were made during 1999 and 1998, respectively.

     All leases for owned equipment are being accounted for as operating leases. Future minimum rentals under noncancelable leases for owned equipment as of December 31, 1999 during 2000 are approximately $10.7 million. Per diem and short-term rentals consisting of untilization rate lease payments included in revenue amounted to approximately $0.3 million, $0.8 million, and $3.9 million in 1999, 1998, and 1997, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

4.   Investments in Unconsolidated Special Purpose Entities

     In September 1999, the General Partner amended the corporate-by-laws of the USPEs in which the Partnership owns an interest greater than 50%. The amendment to the corporate-by-law provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting is used for this entity after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31, (in thousands of dollars):

                                                                                1999               1998
                                                                           -----------      -----------
     56% interest in an entity owning a bulk-carrier marine vessel         $    2,440       $       --
     25% interest in a trust that owned four 737-200 Stage II commercial
          aircraft                                                                 58              106
     17% interest in two trusts that owned a total of three 737-200
          Stage II commercial aircraft, two Stage II aircraft engines, and a portfolio of aircraft rotables

                                                                                   --            2,054
                                                                           -----------      -----------
             Net investments                                               $    2,498       $    2,160
                                                                           ===========      ===========


     During 1999, the Partnership sold the 17% interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables.

     During September 1999, the Partnership's investment in a marine vessel was reclassified to an investment in unconsolidated special purpose entity. (See Note 1).

     During 1998, the Partnership increased its investment in a trust owning four commercial aircraft by funding the installation of a hushkit on an aircraft assigned to the Partnership in the trust for $1.2 million. The Partnership paid a total of $0.1 million lease negotiation and equipment acquisition fees to TEC for the installation of the hushkit. The
     Partnership   was  required  to  install  a  hushkit  per  the  Partnership agreement. In this trust, all of the commercial aircraft except the commercial aircraft designated to the Partnership were sold by the affiliated programs. The aircraft, designated to the Partnership, was transferred out of the trust into the Partnership's owned equipment portfolio. As of December 31, 1999, the Partnership's remaining interest in the trust were $0.1 million of receivables from the former lessee.

     The following summarizes the financial information for the USPEs and the Partnership's interests therein as of and for the years ended December 31, (in thousands of dollars):

                                           1999                          1998                         1997
                                ---------------------------   ---------------------------   -------------------------
                                                   Net                         Net                           Net
                                   Total         Interest        Total        Interest         Total       Interest
                                   USPEs            of           USPEs           Of            USPEs          of
                                                Partnership                  Partnership                  Partnership
                                ------------    -----------   ------------   ------------   ------------  -----------
        Net investments         $     4,881     $    2,498     $   12,581     $    2,160    $    39,471   $    6,075
        Lease revenues                1,910            243          6,279          1,229         16,356        2,785
        Net income                    8,902          1,413          9,214             49         11,741          857



                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

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

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                     Marine
                                           Aircraft  Container   Marine   Trailer    Railcar     All
     For the Year Ended December 31, 1999  Leasing   Leasing     Vessel   Leasing    Leasing    Other<F1>   Total
     ------------------------------------  -------   -------     ------   -------    -------    -----       -----

     Revenues
       Lease revenue                       $  5,632  $    120   $  1,477  $    741   $  6,882  $     --   $ 14,852
       Interest income and other                 47        --         45        --        170       183        445
       Net gain (loss) on disposition of
         equipment                            1,760        96         --       (42)       383        --      2,197
                                           ------------------------------------------------------------------------
         Total revenues                       7,439       216      1,522       699      7,435       183     17,494

     Expenses
       Operations support                       656         2        817       229      1,782        38      3,524
       Depreciation and amortization          4,693       114        643       344      1,766        68      7,628
       Interest expense                          --        --         --        --         --     1,021      1,021
       Management fee expense                   213         6         75        41        472        --        807
       General and administrative expenses      419         4         45       132        270       732      1,602
       Provision for (recovery of) bad          222        --         --       (15)       101        --        308
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             6,203       126      1,580       731      4,391     1,859     14,890
                                           ------------------------------------------------------------------------
       Minority interests                        --        --         --        --         --       (22)       (22)
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,477        --        (64)       --         --        --      1,413
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $  2,713  $     90   $   (122) $    (32)  $  3,044  $ (1,654)  $  4,039
                                           ========================================================================

     As of December 31, 1999
     Total assets                          $  6,954  $    325   $  2,443  $  1,738   $  6,588  $    642   $ 18,690
                                           ========================================================================

<F1>

1 Includes costs not identifiable to a particular segment such as interest expense, certain amortization expense, certain interest income and other, operations support expenses and general and administrative expenses.

                                           PLM EQUIPMENT GROWTH FUND III
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1999

5.   Operating Segments (continued)


                                                      Marine
                                           Aircraft  Container    MODU    Trailer    Railcar     All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     ------------------------------------  -------   -------    -------   -------    -------    -----       -----

     Revenues
       Lease revenue                       $  6,471  $    278   $    756  $  1,256   $  7,144  $  2,508   $ 18,413
       Interest income and other                 23        --         --        --         78       185        286
       Net gain (loss) on disposition of
         equipment                              (14 )      60      3,619      (123)       266        --      3,808
                                           ------------------------------------------------------------------------
         Total revenues                       6,480       338      4,375     1,133      7,488     2,693     22,507

     Expenses
       Operations support                     1,321         6         18       221      2,376     1,345      5,287
       Depreciation and amortization          6,240       240        512       496      1,849     1,124     10,461
       Interest expense                          --        --         --        --         --     1,706      1,706
       Management fee                           298        14         38        77        497       125      1,049
       General and administrative expenses      211         5          6       186        285       757      1,450
       Provision for (recovery of) bad         (358 )      --         --        44        (22 )       1       (335 )
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             7,712       265        574     1,024      4,985     5,058     19,618
                                           ------------------------------------------------------------------------
       Minority interests                        --        --         --        --         --        21         21
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs               49        --         --        --         --        --         49
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $ (1,183 )$     73   $  3,801  $    109   $  2,503  $ (2,386 ) $  2,917
                                           ========================================================================

     As of December 31, 1998
     Total assets                          $ 14,788  $    512   $     --  $  2,148   $  8,072  $  9,992   $ 35,512
                                           ========================================================================

                                                      Marine
                                           Aircraft  Container    MODU    Trailer    Railcar     All
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     ------------------------------------  -------   -------    -------   -------    -------    -----       -----

     Revenues
       Lease revenue                       $  7,873  $  1,087   $  1,642  $  1,850   $  7,537  $  2,526   $ 22,515
       Interest income and other                 45        17         --        --         82       304        448
       Net gain on disposition of
         equipment                            5,493        48         --        51         37        --      5,629
                                           ------------------------------------------------------------------------
         Total revenues                      13,411     1,152      1,642     1,901      7,656     2,830     28,592

     Expenses
       Operations support                     1,374        10         30       311      2,218     2,022      5,965
       Depreciation and amortization          8,943       753      1,487       725      1,941     1,328     15,177
       Interest expense                          12        --         --        --         --     3,152      3,164
       Management fee                           351        54         83       121        517       153      1,279
       General and administrative expenses      181         8         21       287        284       980      1,761
       Provision for bad debts                  379         1         --         5         71         2        458
                                           ------------------------------------------------------------------------
         Total costs and expenses            11,240       826      1,621     1,449      5,031     7,637     27,804
                                           ------------------------------------------------------------------------
       Minority interests                        --        --         --        --         --      (292)      (292)
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs              857        --         --        --         --        --        857
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $  3,028  $    326   $     21  $    452   $  2,625  $ (4,515)  $  1,937
                                           ========================================================================

     As of December 31, 1997
     Total assets                          $ 22,249  $  1,168   $  7,422  $  3,434   $ 10,031  $ 12,091   $ 56,395
                                           ========================================================================

<F1>

1 Includes costs not identifiable to a particular segment such as interest expense, certain amortization expense, certain interest income and other, operations support expenses and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

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

     The table below set forth lease revenue by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domicile of the lessee as of and for the years ended December 31, (in thousands of dollars):

           Region                       Owned Equipment                    Investments in USPEs
-----------------------------  -----------------------------------  -----------------------------------
                                   1999        1998        1997         1999        1998        1997
                               -----------------------------------  -----------------------------------

United States                  $    3,651  $    4,917    $  5,227   $       --  $       --   $      --
Canada                              5,984       5,474       5,479           --         449       1,019
Europe                              3,620       3,619       3,620           --         780       1,766
Asia                                   --         861       2,558           --          --          --
Rest of the world                   1,597       3,542       5,631          243          --          --
                               ===================================  ===================================
   Lease revenues              $   14,852  $   18,413    $ 22,515   $      243  $    1,229   $   2,785
                               ===================================  ===================================

     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December
     31, (in thousands of dollars):

           Region                       Owned Equipment                    Investments in USPEs
-----------------------------  -----------------------------------  -----------------------------------
                                   1999        1998        1997         1999        1998        1997
                               -----------------------------------  -----------------------------------

United States                  $      (64) $    1,513       1,130   $       --  $       --   $      --
Canada                              4,273       1,556       3,340        1,477          10          84
Europe                                723        (551)     (2,662)          --          39         773
Asia                               (1,627)     (1,138)      3,771           --          --          --
Rest of the world                      38       3,836         569          (64)         --          --
                               -----------------------------------  -----------------------------------
Regional income (loss)              3,343       5,216       6,148          (64 )        49         857
Administrative and other
net loss                             (717)     (2,348)     (5,068)          --          --          --
                               ===================================  ===================================
     Net income                     2,626  $    2,868       1,080   $    1,413  $       49   $     857
                               ===================================  ===================================

     The net book value of these assets as of December 31, were as follows (in thousands of dollars):

           Region                       Owned Equipment                    Investments in USPEs
-----------------------------  -----------------------------------  -----------------------------------
                                   1999        1998        1997         1999        1998        1997
                               -----------------------------------  -----------------------------------
United States                  $    6,470  $    6,475       8,639   $       --  $       --   $      --
Europe                                 --       7,258      11,175           --       2,054       4,021
Canada                              4,400       7,114       6,866           58         106       2,054
Asia                                1,051       1,951       2,852           --          --          --
Rest of the world                   2,967       5,584      14,629        2,440          --          --
                               ===================================  ===================================
    Net book value             $   14,888  $   28,382      44,161   $    2,498  $    2,160   $   6,075
                               ===================================  ===================================


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

7.   Note Payable

     The Partnership had a note outstanding for $7.5 million as of December 31, 1999, with interest computed at LIBOR plus 1.5% per annum. The interest rate was 7.69% as of December 31, 1999 and 6.8% as of December 31, 1998. Commencing October 1, 1997, quarterly principal payments will be equal to 75% of net proceeds from asset sales from that quarter, or maintain the minimum facility balance specified on the loan agreements. During 1999, the Partnership paid $11.1 million of the outstanding loan balance mainly as a result of asset sales.

     The General Partner believes that the book value of the debt approximates fair market value due to its variable interest rate.

8.   Concentrations of Credit Risk

     No single lessee accounted for more than 10% of total consolidated revenues for the year ended December 31, 1999, 1998, and 1997. However, R & B Falcon Drilling, Inc. purchased a mobile offshore drilling unit from the
     Partnership and the gain from the sale accounted for 15% of total consolidated revenues from wholly-and partially-owned equipment during 1998. Aramco Associated Co. purchased an aircraft from the Partnership and the gain from the sale accounted for 16% of total consolidated revenues from wholly-and partially-owned equipment during 1997.

     As of December 31, 1999 and 1998, the General Partner believes the Partnership had no significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.   Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 1999, the financial statement carrying amount of assets and liabilities was approximately $35.7 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provision for bad debt, prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.  Contingencies

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the liklihood of an unfavorable outcome from the counter claims is remote.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

11.  Liquidation of Partnership

     During the first quarter of 2000, the Partnership completed its 11th year of operations. The Partnership must be liquidated by the end of 2000. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be reported at the lower of depreciated cost of fair value less cost to dispose. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

                          PLM EQUIPMENT GROWTH FUND III

                                INDEX OF EXHIBITS



  Exhibit                                                                Page

    4.     Limited Partnership Agreement of Partnership.                   *

    4.1    Amendment, dated November 18, 1991, to Limited Partnership      *
           Agreement of Partnership.

   10.1    Management Agreement between Partnership and PLM Investment     *
           Management, Inc.

   10.2 $41,000,000 Credit Agreement dated as of December 13, 1994 with * First Union National Bank of North Carolina.

   24.     Powers of Attorney.                                            24

















----------------------
* Incorporated by reference.  See page 27 of this report.