Form 10-Q
period 2000-03-31
PLM EQUIPMENT GROWTH FUND III
filed 2000-05-09
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                                 March 31,         December 31,
                                                                                                  2000                 1999
                                                                                             ------------------------------------
         ASSETS

         Equipment held for operating lease, at cost                                          $      83,495        $    84,191
         Less accumulated depreciation                                                              (70,115)           (69,303)
                                                                                              ------------------------------------
           Net equipment                                                                             13,380             14,888

         Cash and cash equivalents                                                                      265                486
         Accounts receivable, net of allowance for doubtful
             accounts of $1,714 in 2000 and $1,757 in 1999                                              824                727
         Investments in unconsolidated special-purpose entities                                       2,339              2,498
         Deferred charges, net of accumulated
             amortization of $324 in 2000 and $309 in 1999                                               15                 31
         Prepaid expenses and other assets                                                               42                 60
                                                                                              ------------------------------------

             Total assets                                                                     $      16,865        $    18,690
                                                                                              ====================================

         LIABILITIES AND PARTNERS' CAPITAL

         Liabilities:
         Accounts payable and accrued expenses                                                $         307        $       786
         Due to affiliates                                                                            2,466                699
         Lessee deposits and reserves for repairs                                                     1,482              1,419
         Note payable                                                                                 3,731              7,458
                                                                                              ------------------------------------
           Total liabilities                                                                          7,986             10,362
                                                                                              ------------------------------------

         Partners' capital:
         Limited partners (9,871,073 depositary units as
             of March 31, 2000 and December 31, 1999)                                                 8,851              8,328
         General Partner                                                                                 28                 --
                                                                                              ------------------------------------
           Total partners' capital                                                                    8,879              8,328
                                                                                              ------------------------------------

             Total liabilities and partners' capital                                          $      16,865        $    18,690
                                                                                              ====================================













                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)



                                                                                                     For the Three Months
                                                                                                        Ended March 31,
                                                                                                      2000            1999
                                                                                                   ---------------------------
REVENUES

Lease revenue                                                                                      $   3,154      $    3,904
Interest and other income                                                                                 14              68
Net gain on disposition of equipment                                                                      37              13
                                                                                                   ---------------------------
  Total revenues                                                                                       3,205           3,985
                                                                                                   ---------------------------

EXPENSES

Depreciation and amortization                                                                          1,388           1,997
Repairs and maintenance                                                                                  455             482
Equipment operating expenses                                                                               8             196
Insurance expense                                                                                         35              80
Management fees to affiliate                                                                             179             218
Interest expense                                                                                         150             316
General and administrative expenses to affiliates                                                        113             133
Other general and administrative expenses                                                                297             366
Recovery of bad debts                                                                                    (43)             (9)
                                                                                                   ---------------------------
  Total expenses                                                                                       2,582           3,779
                                                                                                   ---------------------------

Minority interests                                                                                        --              20
Equity in net income (loss) of unconsolidated
    special-purpose entities                                                                             (72)          1,474
                                                                                                   ---------------------------

    Net income                                                                                     $     551      $    1,700
                                                                                                   ===========================

PARTNERS' SHARE OF NET INCOME

Limited partners                                                                                   $     523      $    1,596
General Partner                                                                                           28             104
                                                                                                   ---------------------------

    Total                                                                                          $     551      $    1,700
                                                                                                   ===========================

Net income per weighted-average depositary unit                                                    $    0.05      $     0.16
                                                                                                   ===========================

Cash distribution                                                                                  $      --      $    2,078
                                                                                                   ===========================

Cash distribution per weighted-average depositary unit                                             $      --      $     0.20
                                                                                                   ===========================







                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 1998 TO MARCH 31, 2000
                            (in thousands of dollars)



                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1998          $   12,082         $    --         $   12,082

  Net income                                                3,649             390              4,039

  Cash distribution                                        (7,403)           (390)            (7,793)
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1999               8,328              --              8,328

  Net income                                                  523              28                551
                                                       -------------------------------------------------
    Partners' capital as of March 31, 2000             $    8,851         $    28         $    8,879
                                                       =================================================




































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                     For the Three Months
                                                                                                       Ended March 31,
                                                                                                     2000            1999
                                                                                                 -----------------------------
  OPERATING ACTIVITIES

  Net income                                                                                      $     551      $    1,700
  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                                     1,388           1,997
    Net gain on disposition of equipment                                                                (37)            (13)
    Equity in net loss (income) from unconsolidated special-purpose entities                             72          (1,474)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                                          (97)           (719)
      Prepaid expenses and other assets                                                                  18              (1)
      Accounts payable and accrued expenses                                                            (479)           (422)
      Due to affiliates                                                                                  17              17
      Lessee deposits and reserves for repairs                                                           63             201
      Minority interests                                                                                 --             (15)
                                                                                                  ---------------------------
       Net cash provided by operating activities                                                      1,496           1,271
                                                                                                  ---------------------------

  INVESTING ACTIVITIES

  Payments for capitalized improvements                                                                  --              (2)
  Distributions from (additional investments in) unconsolidated special-purpose                          87              (5)
      entities
  Distributions from liquidation of unconsolidated special-purpose entities                              --           3,547
  Proceeds from disposition of equipment                                                                173              88
  Due to affiliate                                                                                       --              35
                                                                                                  ---------------------------
        Net cash provided by investing activities                                                       260           3,663
                                                                                                  ---------------------------

  FINANCING ACTIVITIES

  Principal payments on note payable                                                                 (3,727)         (3,584)
  Payments on short-term loan from affiliate                                                           (600)             --
  Proceeds from short-term loan from affiliate                                                        2,350              --
  Cash distributions paid to limited partners                                                            --          (1,974)
  Cash distributions paid to General Partner                                                             --            (104)
                                                                                                  ---------------------------
        Net cash used in financing activities                                                        (1,977)         (5,662)
                                                                                                  ---------------------------

  Net decrease in cash and cash equivalents                                                            (221)           (728)
  Cash and cash equivalents at beginning of period                                                      486           3,429
                                                                                                  ---------------------------
  Cash and cash equivalents at end of period                                                      $     265      $    2,701
                                                                                                  ===========================

  SUPPLEMENTAL INFORMATION

  Interest paid                                                                                   $     147      $      316
                                                                                                  ===========================






                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of March 31, 2000 and December 31, 1999, the statements of income for the three months ended March 31, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to March 31, 2000, and the statements of cash flows for the three months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

     The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 2000, and has commenced an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2000, unless terminated earlier upon the sale of all equipment and by certain other events. The General Partner may no longer purchase additional equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell. The General Partner anticipates that the liquidation of Partnership assets will be completed by the end of the year 2000.

3.   CASH DISTRIBUTIONS

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. There was no cash distribution for the three months ended March 31, 2000. Cash distributions were $2.1 million for the three months ended March 31, 1999. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to limited partners of $0.4 million for the three months ended March 31, 1999 was deemed to be a return of capital.

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     The balance due to affiliates as of March 31, 2000 included $0.1 million due to FSI and its affiliate for management fees, and $2.4 million due to due to FSI for a loan made to the Partnership. The balance due to affiliates as of December 31, 1999 includes $0.1 million due to FSI and its affiliates for management fees and $0.6 million due to FSI for a loan made to the Partnership.

     The Partnership's proportional share of USPE-affiliated management fees, of $16,000 and $12,000, were payable as of March 31, 2000 and December 31, 1999, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     The Partnership's proportional share of the expenses incurred by the unconsolidated special-purpose entities during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                   For the Three Months
                                                      Ended March 31,
                                                   2000              1999
                                                ----------------------------
       Management fees                            $    10         $   --
       Data processing and administrative
           expenses                                     3              2

5.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):


                                       March 31,             December 31,
                                        2000                  1999
                                     --------------------------------------

  Aircraft                          $     42,000           $   42,000
  Railcars                                33,390               33,572
  Marine containers                        4,121                4,453
  Trailers                                 3,984                4,166
                                     --------------------------------------
                                          83,495               84,191
  Less accumulated depreciation          (70,115)             (69,303)
                                     -------------------------------------

      Net equipment                 $     13,380           $   14,888
                                    =====================================

     As of March 31, 2000, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 58 railcars and an aircraft. As of December 31, 1999, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, except for 40 railcars, and an aircraft. The net book value of the equipment off lease was $1.0 million and $1.2 million as of March 31, 2000 and December 31, 1999, respectively.

     No capital improvements were made during the three months ended March 31, 2000. Capital improvements to the Partnership's equipment of $2,000 were made during the three months ended March 31, 1999.

     During the three months ended March 31, 2000, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.2 million.

     During the three months ended March 31, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (USPES)

     The net investment in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                            March 31,          December 31,
                                                                               2000               1999
                                                                          ----------------------------------

56% interest in an entity owning a marine vessel                           $    2,293           $   2,440
25% interest in a trust that owned four commercial aircraft                        46                  58
                                                                           ---------------------------------
    Net investments                                                        $    2,339           $   2,498
                                                                           =================================


     As of March 31, 2000 and December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

     For the three months ended March 31, 2000, all jointly-owned equipment was accounted for under the equity method of accounting. For the three months ended March 31, 1999, certain jointly-owned equipment of which the Partnership had a controlling interest greater than 50%, was accounted for under the consolidation method of accounting.

7.   OPERATING SEGMENTS

     The Partnership operates primarily in five different segments: aircraft leasing, railcar leasing, marine container leasing, trailer leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):


                                                                 Marine
                                           Aircraft  Railcar    Container Trailer    All
     For the quarter Ended March 31, 2000  Leasing   Leasing    Leasing   Leasing    Other<F1>1  Total
     ------------------------------------  -------   -------    -------   -------    ----        -----


     REVENUES
       Lease revenue                       $  1,205  $  1,751   $     32  $    166   $     --  $  3,154
       Interest income and other                 --        --         --        --         14        14
       Net gain (loss) on disposition of
         equipment                               --        44          7       (14)        --        37
                                           -------------------------------------------------------------
         Total revenues                       1,205     1,795         39       152         14     3,205

     COSTS AND EXPENSES
       Operations support                        49       386         --        53         10       498
       Depreciation and amortization            867       420         23        63         15     1,388
       Interest expense                          --        --         --        --        150       150
       Management fees                           46       123          1         9         --       179
       General and administrative expenses       37        56          -        29        288       410
       Recovery of bad debts                     --       (42)        --        (1)        --       (43)
                                           -------------------------------------------------------------
         Total costs and expenses               999       943         24       153        463     2,582
                                           -------------------------------------------------------------
     Equity in net income (loss) of USPEs        22        --         --        --        (94)      (72)
                                           -------------------------------------------------------------
     Net income (loss)                     $    228  $    852   $     15  $     (1)  $   (543) $    551
                                           =============================================================

     Total assets as of March 31, 2000     $  6,329  $  6,039   $    334  $  1,547   $  2,616  $ 16,865
                                          =============================================================







<F1>
--------------------------
1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses. Also includes loss from an investment in an entity owning a marine vessel.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

7.   OPERATING SEGMENTS (CONTINUED)


                                                                  Marine        Marine
                                           Aircraft  Railcar      Vessel        Container Trailer    All
     For the quarter Ended March 31, 1999  Leasing   Leasing      Leasing       Leasing   Leasing    Other<F1>1  Total
     ------------------------------------  -------   -------      -------       -------   -------    ----        -----

     REVENUES
       Lease revenue                       $  1,509  $  1,758   $       459   $     37  $    141   $     --  $  3,904
       Interest income and other                  5        --            --         --        --         63        68
       Net gain (loss) on disposition of
         equipment                                1        17            --          2        (7)        --        13
                                           ---------------------------------------------------------------------------
         Total revenues                       1,515     1,775           459         39       134         63     3,985

     COSTS AND EXPENSES
       Operations support                        94       350           258         --        46         10       758
       Depreciation and amortization          1,203       443           214         33        89         15     1,997
       Interest expense                          --        --            --         --        --        316       316
       Management fees                           62       121            23          2        10         --       218
       General and administrative expenses      192        66            15          2        25        199       499
       Provision for (recovery of) bad          (21)       46            --         --       (34)        --        (9)
        debts
                                           ---------------------------------------------------------------------------
         Total costs and expenses             1,530     1,026           510         37       136        540     3,779
                                           ---------------------------------------------------------------------------
       Minority interests                        --        --            20         --        --         --        20
     Equity in net income of USPEs            1,474        --            --         --        --         --     1,474
                                           ---------------------------------------------------------------------------
     Net income (loss)                     $  1,459  $    749   $       (31 ) $      2  $     (2 ) $   (477 )$  1,700
                                           ===========================================================================

     Total assets as of March 31, 1999     $ 12,484  $  7,783   $     5,232   $    555  $  2,143   $  3,169  $ 31,366
                                           ===========================================================================

<F1>
--------------------------
1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, operations support and general and administrative expenses.


8.   NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2000 and 1999 was 9,871,073.

9.   CONTINGENCIES

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.

     The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

10.  LIQUIDATION AND SPECIAL DISTRIBUTIONS

     On January 1, 2000, the General Partner began the liquidation phase of the Partnership with the intent to commence an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     No special distributions were paid in the first quarter of 2000 and 1999. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

11.  SUBSEQUENT EVENT

     On April 18, 2000, the General Partner for the Partnership announced that effective immediately, it will not recognize any further transfers involving trading of units in this partnership for the remainder of the 2000 calendar year. PLM Equipment Growth Fund III is listed on the OTC Bulletin Board under the symbol GFZPZ.

     In making the announcement, the General Partner cited the Partnership's need to continue to comply with Internal Revenue Service (IRS) Notice 88-75 and IRS Code Section 7704, which contain safe harbor provisions regarding the maximum number of partnership units that can be traded during a calendar year in order for a partnership not to be deemed a publicly traded partnership for income tax purposes. Transfers for the remainder of the year may only be processed, pursuant to IRS Code Section 7704, through a qualified matching service. The General Partner will also continue to recognize transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which includes transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND III'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

In September 1999, the General Partner amended the corporate-by-laws of certain unconsolidated special-purpose entities (USPEs) in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the three months ended March 31, 1999 and were included with the owned equipment operations. For the three months ended March 31, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2000 when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                For the Three Months
                                                  Ended March 31,
                                               2000            1999
                                         -------------------------------

  Railcars                              $      1,365    $      1,408
  Aircraft                                     1,156           1,415
  Trailers                                       113              95
  Marine containers                               32              37
  Marine vessel                                   --             201

Railcars: Railcars lease revenues and direct expenses were $1.8 million and $0.4 million, respectively, for the quarters ended March 31, 2000 and 1999. The number of railcars owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in railcar contribution.

Aircraft: Aircraft lease revenues and direct expenses were $1.2 million and $49,000, respectively, for the quarter ended March 31, 2000, compared to $1.5 million and $0.1 million, respectively, during the same period of 1999. Lease revenues decreased $0.3 million during the three months ended March 31, 2000 when compared to the same period in 1999 due to the sale of an aircraft during the fourth quarter of 1999.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the quarter ended March 31, 2000, compared to $0.1 million and $46,000, respectively, during the same period of 1999. The increase in lease revenues was due to higher utilization during the first quarter of 2000 compared to the same quarter of 1999.

Marine containers: Marine container lease revenues and direct expenses were $32,000 and $1,000, respectively, for the quarter ended March 31, 2000, compared to $37,000 and $1,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Marine vessel: Marine vessel lease revenues and direct expenses were zero for the quarter ended March 31, 2000, compared to 0.5 million and $0.3 million, respectively, for the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the three months ended March 31, 2000, lease revenues decreased $0.5 million and direct expenses decreased $0.3 million when compared to the same period of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.1 million for the quarter ended March 31, 2000 decreased from $3.0 million for thesame period of 1999. Significant variances are explained as follows:

      (i) A decrease of $0.6 million in depreciation and amortization expenses from 1999 levels reflects the decrease of $0.4 million due to the sale or disposition of certain Partnership assets during 2000 and 1999, and a decrease of $0.2 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting.

      (ii) A decrease of $0.2 million in interest expense was due to a lower average debt outstanding during the three months ended March 31, 2000, compared to the same period in 1999.

      (iii) A $0.1 million decrease in administrative expenses was due to the reduction of the size of the Partnership's equipment portfolio.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the first quarter of 2000 was $37,000, resulting from the disposition of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.2 million. The net gain on the disposition of owned equipment for the first quarter of 1999 was $13,000, resulting from the disposition of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                       For the Three Months
                                                         Ended March 31,
                                                         2000            1999
                                               --------------------------------

  Aircraft, aircraft engines, and rotables     $          22   $         1,474
  Marine vessel                                          (94)               --
                                               ================================
      Equity in net income (loss) of USPEs     $         (72)  $         1,474
                                               ================================

Aircraft, aircraft engines, and rotables: As of March 31, 2000, the Partnership had no remaining interest in entities that own aircraft, aircraft engines, or rotables. The Partnership's share of aircraft revenues and expenses was $22,000 and zero, respectively, for the quarter ended March 31, 2000, compared to $1.6 million and $0.1 million, respectively, during the same period of 1999. The $22,000 of aircraft revenues for the three months ended March 31, 2000 represented interest income earned during the first quarter of 2000 on account receivable. The $1.6 million of aircraft revenues for the three months ended March 31, 1999 was the gain from the sale of the equipment in two trusts during the first quarter of 1999.

Marine vessel: The Partnership's share of revenues and expenses of marine vessels was $0.2 million and $0.3 million, respectively, for the quarter ended March 31, 2000, compared to zero for the same period of 1999.

The increase in marine vessel lease revenues of $0.2 million and depreciation expense, direct expenses, and administrative expenses of $0.3 million during the three months ended March 31, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the three months ended March 31, 1999.

(E)  Net Income

As a result of the foregoing, the Partnership had a net income of $0.6 million in the first quarter of 2000 compared to net income of $1.7 million in the first quarter of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended March 31, 2000 is not necessarily indicative of future periods. In the first quarter of 2000, the Partnership did not make any cash distributions.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 2000, the Partnership  generated  operating
cash  of  $1.6  million  (net  cash  provided  by  operating  activities,   plus
non-liquidating distributions from USPEs) to meet its operating obligations.

During the three months ended March 31, 2000, the Partnership sold owned equipment and received aggregate proceeds of $0.2 million.

During the first three months of 2000, the Partnership paid down $3.7 million of the outstanding note balance from the proceeds of asset sales.

During the three months ended March 31, 2000, accounts payable and accrued expenses decreased $0.5 million reflecting a decrease of $0.2 million in accounts payable trade due to the reduction of the size of the Partnership's equipment portfolio. A $0.3 million decrease in accrued expenses was due to the payment of $0.3 million in the first quarter of 2000 for repairs of an aircraft which was accrued at December 31, 1999.

During the three months ended March 31, 2000, due to affiliates increased $1.8 million. During the first three months of 2000, the Partnership paid the General Partner of $0.6 million for a loan borrowed during the fourth quarter of 1999. Also, during the first three months of 2000, the Partnership borrowed a total of $2.4 million from the General Partner. The General Partner charged the Partnership market interest rates. Total interest paid to the General Partner during the first quarter of 2000 was $14,000.

PLM Financial Services, Inc. (FSI or the General Partner) has not planned any expenditure, nor is it aware of any contingencies that would cause the Partnership to require any additional capital to that mentioned above.

The Partnership is in its active liquidation phase. As a result, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in potential special distributions to the partners.

The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the General Partner continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the General Partner estimates that there will be distributions to the partners after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

(III) EFFECTS OF YEAR 2000

To date, the Partnership has not experienced any material Year 2000 (Y2K) issues with either its internally developed software or purchased software. In addition, to date the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The General Partner continues to monitor its systems for any potential Y2K issues.

(IV)  OUTLOOK FOR THE FUTURE

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

Several factors may affect the Partnership's operating performance in 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and its investment in a USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2000 include:

1. The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates.

2. Depressed economic conditions in Asia have led to declining freight rates through 1999 for dry bulk marine vessels. In the absence of new additional orders, the market would be expected to stabilize and improve over the next 2-3 years.

3. Railcar loading in North America have continued to be high, however a softening in the market is expected during 2000, which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

The Partnership intends to use cash flow from operations and proceeds from disposition of equipment to satisfy its operating requirements, maintain working capital reserves, and pay cash distributions to the investors.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposures are that of interest rate and currency devaluation risk. The Partnership's note payable is a variable rate debt. The Partnership estimates a one percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $9,000 in the second quarter of 2000. The Partnership estimates a two percent increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $19,000 in the second quarter of 2000. The note payable is scheduled to be paid off in the second quarter of 2000.

During the first quarter of 2000, 80% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.






















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



                                   PLM EQUIPMENT GROWTH FUND III

                                   By: PLM Financial Services, Inc.
                                       General Partner




Date:  May 9, 2000                 By: /s/ Richard K Brock
                                       ------------------------
                                       Richard K Brock
                                       Vice President and
                                       Chief Financial Officer