Form 10-Q
period 2000-06-30
PLM EQUIPMENT GROWTH FUND III
filed 2000-08-07
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                                  June 30,            December 31,
                                                                                                    2000                 1999
                                                                                             ------------------------------------
         ASSETS

         Equipment held for operating lease, at cost                                          $      83,108        $    84,191
         Less accumulated depreciation                                                              (71,319)           (69,303)
                                                                                              ------------------------------------
           Net equipment                                                                             11,789             14,888

         Cash and cash equivalents                                                                      844                486
         Accounts receivable, net of allowance for doubtful
             accounts of $1,662 in 2000 and $1,757 in 1999                                              663                727
         Investments in unconsolidated special-purpose entities                                       2,235              2,498
         Deferred charges, net of accumulated
             amortization of $309 in 1999                                                                --                 31
         Prepaid expenses and other assets                                                               26                 60
                                                                                              ------------------------------------

             Total assets                                                                     $      15,557        $    18,690
                                                                                              ====================================

         LIABILITIES AND PARTNERS' CAPITAL

         Liabilities:
         Accounts payable and accrued expenses                                                $         133        $       786
         Due to affiliates                                                                            4,663                699
         Lessee deposits and reserves for repairs                                                     1,669              1,419
         Note payable                                                                                    --              7,458
                                                                                              ------------------------------------
           Total liabilities                                                                          6,465             10,362
                                                                                              ------------------------------------

         Partners' capital:
         Limited partners (9,871,073 depositary units as
             of June 30, 2000 and December 31, 1999)                                                  9,092              8,328
         General Partner                                                                                 --                 --
                                                                                              ------------------------------------
           Total partners' capital                                                                    9,092              8,328
                                                                                              ------------------------------------

             Total liabilities and partners' capital                                          $      15,557        $    18,690
                                                                                              ====================================













                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                 For the Three Months                 For the Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                                  2000            1999                2000            1999
                                                             ---------------------------         ---------------------------
REVENUES

Lease revenue                                                  $   3,014       $   3,908           $   6,168      $    7,812
Interest and other income                                             28              46                  42             114
Net gain on disposition of equipment                                   8             453                  45             466
                                                              -----------------------------        ---------------------------
  Total revenues                                                   3,050           4,407               6,255           8,392
                                                              -----------------------------        ---------------------------

EXPENSES

Depreciation and amortization                                      1,369           1,990               2,757           3,987
Repairs and maintenance                                              706             608               1,161           1,090
Equipment operating expenses                                           8             203                  16             399
Insurance expense                                                     34              48                  69             128
Management fees to affiliate                                         171             214                 350             432
Interest expense                                                     117             245                 267             561
General and administrative expenses to affiliates                     91             116                 204             249
Other general and administrative expenses                            199             271                 496             637
Loss on revaluation of equipment                                     191              --                 191              --
Recovery of bad debts                                                (62)            (13)               (105)            (22)
                                                             ------------------------------       ---------------------------
  Total expenses                                                   2,824           3,682               5,406           7,461
                                                             -----------------------------        ---------------------------

Minority interests                                                    --              (2)                 --              19
Equity in net income (loss) of unconsolidated
    special-purpose entities                                         (13)              4                 (85)          1,477
                                                             ------------------------------        ---------------------------

    Net income                                                 $     213       $     727           $     764           2,427
                                                             ==============================        ===========================

PARTNERS' SHARE OF NET INCOME

Limited partners                                               $     213       $     623           $     764      $    2,219
General Partner                                                       --             104                  --             208
                                                             -----------------------------
                                                                                                   ---------------------------

    Total                                                      $     213       $     727           $     764      $    2,427
                                                             ===============================        ==========================

Limited partners net income per weighted-average
  depositary unit                                              $    0.02       $    0.06           $    0.08      $     0.22
                                                             ==============================        ===========================

Cash distribution                                              $      --       $   2,079           $      --      $    4,157
                                                             ===============================       ===========================
Cash distribution per weighted-average
    depositary unit                                            $      --       $    0.20           $      --      $     0.40
                                                             ==============================        ===========================






                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the Period from December 31, 1998 to June 30, 2000
                            (in thousands of dollars)



                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1998          $   12,082         $    --         $   12,082

  Net income                                                3,649             390              4,039

  Cash distribution                                        (7,403)           (390)            (7,793)
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1999               8,328              --              8,328

  Net income                                                  764              --                764

                                                       -------------------------------------------------
    Partners' capital as of June 30, 2000              $    9,092         $    --         $    9,092
                                                       =================================================








                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                      For the Six Months
                                                                                                        Ended June 30,
                                                                                                     2000            1999
                                                                                                 -----------------------------
  OPERATING ACTIVITIES

  Net income                                                                                       $    764      $    2,427
  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                                     2,757           3,987
    Loss on revaluation of equipment                                                                    191              --
    Net gain on disposition of equipment                                                                (45)           (466)
    Equity in net loss (income) from unconsolidated special-purpose entities                             85          (1,477)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                                           96            (687)
      Prepaid expenses and other assets                                                                  34              12
      Accounts payable and accrued expenses                                                            (653)           (573)
      Due to affiliates                                                                                  14              30
      Lessee deposits and reserves for repairs                                                          250             340
      Minority interests                                                                                 --             (89)
                                                                                                  ----------------------------
        Net cash provided by operating activities                                                     3,493           3,504
                                                                                                  ----------------------------

  INVESTING ACTIVITIES

  Payments for capitalized improvements                                                                 (11)             (2)
  Distributions from unconsolidated special-purpose entities                                            178               8
  Distributions from liquidation of unconsolidated special-purpose entity                                --           3,548
  Proceeds from disposition of equipment                                                                206             634
                                                                                                  ---------------------------
        Net cash provided by investing activities                                                       373           4,188
                                                                                                  ----------------------------

  FINANCING ACTIVITIES

  Principal payments on note payable                                                                 (7,458)         (3,584)
  Due from affiliates                                                                                 3,950              --
  Cash distributions paid to limited partners                                                            --          (3,949)
  Cash distributions paid to General Partner                                                             --            (208)
                                                                                                  ----------------------------
        Net cash used in financing activities                                                        (3,508)         (7,741)
                                                                                                  ----------------------------

  Net increase (decrease) in cash and cash equivalents                                                  358             (49)
  Cash and cash equivalents at beginning of period                                                      486           3,429
                                                                                                  ----------------------------
  Cash and cash equivalents at end of period                                                            844      $    3,380
                                                                                                  ============================

  SUPPLEMENTAL INFORMATION

  Interest paid                                                                                    $    220      $      561
                                                                                                  =================================







                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of June 30, 2000 and December 31, 1999, the statements of income for the three months and six months ended June 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

3.   CASH DISTRIBUTIONS

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. There were no cash distributions for the three and six months ended June 30, 2000. For the six months ended June 30, 1999, cash distributions totaled $4.2 million. For the three months ended June 30, 1999, cash distributions totaled $2.1 million. Cash distributions to the limited partners of $1.7 million for the six months ended June 30, 1999, were deemed to be a return of capital.

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     The balance due to affiliates as of June 30, 2000 included $0.1 million due to FSI and its affiliate for management fees, and $4.6 million due to FSI for a loan made to the Partnership. The Partnership is charged market rate interest on the loans from FSI. Interest expense charged by FSI was $14,000 and $43,000 for the three and six months ended June 30, 2000, respectively. The balance due to affiliates as of December 31, 1999 includes $0.1 million due to FSI and its affiliates for management fees and $0.6 million due to FSI for a loan made to the Partnership.

     The Partnership's proportional share of unconsolidated special purpose entities (USPE's)-affiliated management fees, of $17,000 and $12,000, were payable as of June 30, 2000 and December 31, 1999, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities during 2000 and 1999 is listed in the following table (in thousands of dollars):


                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                       2000           1999               2000            1999
                                                    --------------------------------------------------------------

  Management fees                                   $      16      $      --          $     27       $       --
  Data processing and administrative
      expenses                                              2             --                 6               2



5.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):


                                                                    June 30,             December 31,
                                                                      2000                  1999
                                                               --------------------------------------



  Aircraft                                                      $     42,000           $   42,000
  Railcars                                                            33,244               33,572
  Marine containers                                                    3,939                4,453
  Trailers                                                             3,925                4,166
                                                                ---------------------------------------
                                                                      83,108               84,191
  Less accumulated depreciation                                      (71,319)             (69,303)
                                                                -------------------------------------
      Net equipment                                             $     11,789           $   14,888
                                                                =====================================



     As of June 30, 2000, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 69 railcars, and an aircraft. As of December 31, 1999, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, except for 40 railcars and an aircraft. The net book value of the equipment off lease was $0.9 million and $1.2 million as of June 30, 2000 and December 31, 1999, respectively.

     Capital improvements to the Partnership's equipment of $11,000 were made during the six months ended June 30, 2000. Capital improvements to the Partnership's equipment of $2,000 were made during the six months ended June 30, 1999.

     During the six months ended June 30, 2000, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.2 million. During the six months ended June 30, 1999, the Partnership sold or disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.6 million.

     On May 24, 2000, FSI, on behalf of the Partnership, entered into an asset purchase agreement to sell the refrigerated and dry trailer assets of the Partnership. Closing of the transaction is contingent on numerous conditions. If the sale is completed, the General Partner estimates that the Partnership's sale proceeds to be approximately $0.2 million. Since the sale of the trailers is contingent upon certain conditions being met, the Partnership's refrigerated and dry trailers are not classified as assets held for sale.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

5.   EQUIPMENT (CONTINUED)

     During the six months ended June 30, 2000, the Partnership reduced the carrying value of these trailers by $0.2 million to the equipment's estimated realizable value.

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investment in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                             June 30,           December 31,
                                                                               2000               1999
                                                                          ----------------------------------

56% interest in an entity owning a marine vessel                           $    2,199          $    2,440
25% interest in a trust that owned four commercial aircraft                        36                  58
                                                                           ---------------------------------
    Net investments                                                        $    2,235          $    2,498
                                                                           =================================

     As of June 30, 2000 and December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

     For the six months ended June 30, 2000, all jointly-owned equipment was accounted for under the equity method of accounting. For the six months ended June 30, 1999, certain jointly-owned equipment of which the Partnership had a controlling interest greater than 50%, was accounted for under the consolidation method of accounting.

7.   OPERATING SEGMENTS

     The Partnership operates in five different segments: aircraft leasing, railcar leasing, marine vessel leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers.

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine    Marine
                                           Aircraft  Railcar     Vessel   Container  Trailer     All
     For the quarter ended June 30, 2000   Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
     -----------------------------------   -------   -------    -------   -------    -------   ---------    -----


     REVENUES
       Lease revenue                       $  1,222  $  1,637   $     --  $     21   $    134  $     --   $  3,014
       Interest income and other                  2         3         --        --         --        23         28
       Net gain (loss) on disposition of
         equipment                               --        (6)        --         6          8        --          8
                                           ------------------------------------------------------------------------
         Total revenues                       1,224     1,634         --        27        142        23      3,050

     Costs and Expenses
       Operations support                       159       527         --         1         51        10        748
       Depreciation and amortization            866       407         --        19         61        16      1,369
       Interest expense                          --        --         --        --         --       117        117
       Management fees                           45       117         --         2          7        --        171
       General and administrative expenses       56        53         --        --         18       163        290
       Recovery of bad debts                     --       (52)        --        --         --       (10)       (62)
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,126     1,052         --        22        137       296      2,633
                                           ------------------------------------------------------------------------
     Equity in net loss of USPEs                 --        --        (13)       --         --        --        (13)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $     98  $    582   $    (13) $      5   $      5  $   (273)  $    404
                                           ========================================================================

     Total assets as of June 30, 2000      $  5,419  $  5,522   $  2,199  $    269   $  1,437  $    902   $ 15,748
                                           ========================================================================

<F1>

--------------------------
1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

7.   OPERATING SEGMENTS (CONTINUED)


                                                                  Marine
                                           Aircraft  Railcar      Vessel        Trailer   Container  All
     For the quarter ended June 30, 1999   Leasing   Leasing      Leasing       Leasing   Leasing   Other<F1>1  Total
     -----------------------------------   -------   -------      -------       -------   -------   ----------  -----

     REVENUES
       Lease revenue                       $  1,509  $  1,712   $       471   $    182  $     34   $     --  $  3,908
       Interest income and other                  5        --            --         --        --         41        46
       Net gain on disposition of
         Equipment                               --       353            --          1        99         --       453
                                           ---------------------------------------------------------------------------
         Total revenues                       1,514     2,065           471        183       133         41     4,407

     COSTS AND EXPENSES
       Operations support                       115       459           226         48         1         10       859
       Depreciation and amortization          1,202       442           214         88        29         15     1,990
       Interest expense                          --        --            --         --        --        245       245
       Management fees                           61       118            23         10         2         --       214
       General and administrative expenses      142        57             8         30         1        149       387
       (Recovery of) provision for bad           --       (16)           --          3        --         --       (13)
     debts
                                           ---------------------------------------------------------------------------
         Total costs and expenses             1,520     1,060           471        179        33        419     3,682
                                           ---------------------------------------------------------------------------
       Minority interests                        --        --            (2)        --        --         --        (2)
     Equity in net income (loss) of USPEs         4        --            --         --        --         --         4
                                           ---------------------------------------------------------------------------
     Net income (loss)                     $     (2) $  1,005   $        (2)  $      4  $    100   $   (378) $    727
                                           ===========================================================================

     Total assets as of June 30, 1999      $ 11,214  $  7,230   $     5,154   $  2,058  $    481   $  3,769  $ 29,906
                                           ===========================================================================


                                                                 Marine      Marine
                                           Aircraft  Railcar     Vessel     Container    Trailer      All
    For the six months ended June 30, 2000 Leasing   Leasing    Leasing     Leasing      Leasing     Other<F1>1  Total
    -------------------------------------- --------  -------    -------     ---------    -------     ---------   ------


     REVENUES
       Lease revenue                       $  2,427  $  3,388   $        --   $     53  $    300   $     --  $  6,168
       Interest income and other                  2         3            --         --        --         37        42
       Net gain (loss) on disposition of
         equipment                               --        38            --         13        (6)        --        45
                                           ----------------------------------------------------------------------------
         Total revenues                       2,429     3,429            --         66       294         37     6,255

     COSTS AND EXPENSES
       Operations support                       208       913            --          1       104         20     1,246
       Depreciation and amortization          1,733       827            --         42       124         31     2,757
       Interest expense                          --        --            --         --        --        267       267
       Management fees                           91       240            --          3        16         --       350
       General and administrative expenses       93       109            --         --        47        451       700
       Recovery of bad debts                     --       (94)           --         --        (1)       (10)     (105)
                                           --------------------------------------------------------------------------
         Total costs and expenses             2,125     1,995            --         46       290        759     5,215
                                           --------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        22        --          (107)        --        --         --       (85)
                                           ---------------------------------------------------------------------------
     Net income (loss)                     $    326  $  1,434   $      (107)  $     20  $      4   $   (722) $    955
                                           ==========================================================================

     Total assets as of June 30, 2000      $  5,419  $  5,522   $     2,199   $    269  $  1,437   $    902  $ 15,748
                                           ==========================================================================



<F1>
      --------------------------
1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

7.   OPERATING SEGMENTS (CONTINUED)

                                                                 Marine                  Marine
                                           Aircraft  Railcar     Vessel       Trailer   Container  All
    For the six months ended June 30, 1999 Leasing   Leasing     Leasing      Leasing   Leasing    Other<F1>1  Total
    -------------------------------------- --------  -------    --------      -------   ---------  ----------  -----

     REVENUES
       Lease revenue                       $  3,019  $  3,469   $     930   $    323    $   71   $     --    $ 7,812
       Interest income and other                 10        --          --         --        --        104        114
       Net gain (loss) on disposition of
         equipment                                2       370          --         (6)      100         --        466
                                           --------------------------------------------------------------------------
         Total revenues                       3,031     3,839         930        317       171        104      8,392

     Costs and Expenses
       Operations support                       209       809         484         94         1         20      1,617
       Depreciation and amortization          2,405       885         428        177        62         30      3,987
       Interest expense                          --        --          --         --        --        561        561
       Management fees                          124       240          46         19         3         --        432
       General and administrative expenses      333       123          23         56         4        347        886
       (Recovery of) provision for bad          (20)       29          --        (31)       --         --        (22)
     debts
                                           --------------------------------------------------------------------------
         Total costs and expenses             3,051     2,086         981        315        70        958      7,461
                                           --------------------------------------------------------------------------
       Minority interests                        --        --          19         --        --         --         19
     Equity in net income (loss) of USPEs     1,477        --          --         --        --         --      1,477
                                           --------------------------------------------------------------------------
                                           ======
     Net income (loss)                     $  1,457  $  1,753   $     (32)  $      2    $  101   $   (854)   $ 2,427
                                           ==========================================================================

     Total assets as of June 30, 1999      $ 11,214  $  7,230   $   5,154   $  2,058    $  481   $  3,769    $29,906
                                           ==========================================================================


<F1>

--------------------------
1 Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, certain operations support and general and administrative expenses.


8.   DEBT

     During the first six months of 2000, the Partnership paid off the outstanding note balance of $7.5 million.

9.   NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2000 and 1999 was 9,871,073.

10.  CONTINGENCIES

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the likelihood an unfavorable outcome from the counterclaims is remote.

     The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

11.  LIQUIDATION AND SPECIAL DISTRIBUTIONS

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

     No special distributions were paid in the first six months of 2000 and 1999. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND III'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

In September 1999, the General Partner amended the corporate-by-laws of certain unconsolidated special-purpose entities (USPEs) in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the three and six months ended June 30, 1999 and were included with the owned equipment operations. For the three and six months ended June 30, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2000 when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                              For the Three Months
                                 Ended June 30,
                                    2000 1999
                       ------------------------------------

  Railcars             $         1,110    $         1,253
  Aircraft                       1,063              1,394
  Trailers                          83                134
  Marine containers                 20                 33
  Marine vessel                     --                245

Railcars: Railcars lease revenues and direct expenses were $1.6 million and $0.5 million, respectively, for the quarter ended June 30, 2000, compared to $1.7 million and $0.5 million, respectively, during the same period of 1999. The number of railcars owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in railcar contribution.

Aircraft: Aircraft lease revenues and direct expenses were $1.2 million and $0.2 million, respectively, for the quarter ended June 30, 2000, compared to $1.5 million and $0.1 million, respectively, during the same period of 1999. Lease revenues decreased $0.3 million during the three months ended June 30, 2000 when compared to the same period in 1999 due to the sale of an aircraft during the fourth quarter of 1999.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the quarter ended June 30, 2000, compared to $0.2 million and $48,000, respectively, during the same period of 1999. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $21,000 and $1,000 respectively, for the quarter ended June 30, 2000, compared to $34,000 and $1,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Marine vessel: Marine vessel lease revenues and direct expenses were zero for the quarter ended June 30, 2000, compared to 0.5 million and $0.2 million, respectively, for the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the three months ended June 30, 2000, lease revenues decreased $0.5 million and direct expenses decreased $0.2 million when compared to the same period of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.9 million for the quarter ended June 30, 2000 decreased from $2.8 million for the same period of 1999. Significant variances are explained as follows:

     (i) A decrease of $0.6 million in depreciation and amortization expenses from 1999 levels reflects a decrease of $0.4 million due to the sale or disposition of certain Partnership assets during 2000 and 1999. A decrease of $0.2 million is the result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting.

     (ii) Loss on revaluation of equipment increased $0.2 million during the three months ended June 30, 2000 and resulted from the Partnership reducing the carrying value of trailers to their estimated net realizable value. There was no revaluation of equipment required during the same period of 1999.

     (iii)A decrease of $0.1 million in interest expense was due to lower average debt balances outstanding during the three months ended June 30, 2000, compared to the same period in 1999.

     (iv) A $0.1 million decrease in administrative expenses was due to the reduction of the size of the Partnership's equipment portfolio.

     (v) A decrease of $49,000 in bad debt expense from 1999 was due to the collection of $0.1 million during the second quarter of 2000 from past due receivables that had previously been reserved for as a bad debt.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the second quarter of 2000 was $8,000, resulting from the disposition of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million. The net gain on the disposition of owned equipment for the second quarter of 1999 was $0.5 million, resulting from the disposition of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.6 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                      For the Three Months
                                                          Ended June 30,
                                                         2000             1999
                                               --------------------------------

  Marine vessel                                $           (13 ) $          --
  Aircraft, aircraft engines, and rotables                  --               4
                                               --------------------------------
      Equity in net income (loss) of USPEs     $           (13 ) $           4
                                               =================================

Marine vessel: The Partnership's share of revenues and expenses of marine vessels was $0.3 million and $0.3 million, respectively, for the quarter ended June 30, 2000, compared to zero for the same period of 1999.

The increase in marine vessel lease revenues of $0.3 million and depreciation expense, direct expenses, and administrative expenses of $0.3 million during the three months ended June 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the three months ended June 30, 1999.

Aircraft, aircraft engines, and rotables: As of June 30, 2000, the Partnership had no remaining interests in entities that owned aircraft, aircraft engines, or rotables. The Partnership's share of aircraft revenues and expenses for the quarter ended June 30, 2000 were zero, compared to $1,000 and a credit of $3,000 respectively, during the same period of 1999.

(E)  Net Income

As a result of the foregoing, the Partnership had a net income of $0.4 million in the second quarter of 2000 compared to net income of $0.7 million in the second quarter of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended June 30, 2000 is not necessarily indicative of future periods.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 2000 when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Six Months
                                                           Ended June 30,
                                                        2000             1999
                                            ------------------------------------

  Railcars                                   $         2,475   $         2,660
  Aircraft                                             2,219             2,810
  Trailers                                               196               229
  Marine containers                                       52                70
  Marine vessel                                           --               446

Railcars: Railcars lease revenues and direct expenses were $3.4 million and $0.9 million, respectively, for the six months ended June 30, 2000, compared to $3.5 million and $0.8 million, respectively, during the same period of 1999. The decrease in lease revenues resulted from dispositions of railcars during 2000 and 1999. The increase in direct expenses of $0.1 million was a result of more repairs being required on rail equipment in the six months ended June 30, 2000 than was needed during the six months ended June 30, 1999.

Aircraft: Aircraft lease revenues and direct expenses were $2.4 million and $0.2 million, respectively, for the six months ended June 30, 2000, compared to $3.0 million and $0.2 million, respectively, during the same period of 1999. Lease revenues decreased $0.6 million during the six months ended June 30, 2000 when compared to the same period in 1999 due to the sale of an aircraft during the fourth quarter of 1999.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the six months ended June 30, 2000, compared to $0.3 million and $0.1 million, respectively, during the same period of 1999. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $1,000, respectively, for the six months ended June 30, 2000, compared to $0.1 million and $1,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container contribution.

Marine vessel: There were no marine vessel lease revenues and direct expenses for the six months ended June 30, 2000, compared to $0.9 million and $0.5 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the six months ended June 30, 2000, lease revenues decreased $0.9 million and direct expenses decreased $0.5 million when compared to the same period of 1999.

(B)  Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.0 million for the six months ended June 30, 2000 decreased from $5.8 million for the same period of 1999. Significant variances are explained as follows:

     (i) A decrease of $1.2 million in depreciation and amortization expenses from 1999 levels reflects the decrease of $0.8 million due to the sale or disposition of certain Partnership assets during 2000 and 1999. A decrease of $0.4 million was the result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting.

     (ii)Loss on revaluation of equipment increased $0.2 million during the six months ended June 30, 2000 and resulted from the Partnership reducing the carrying value of trailers to their estimated net realizable value. There was no revaluation of equipment required during the same period of 1999.

   (iii) A decrease of $0.3 million in interest expense was due to lower average debt balances outstanding during the six months ended June 30, 2000 when compared to the same period of 1999.

     (iv)A decrease of $0.2 million in general and administrative expenses from 1999 levels was due to the reduction of the size of the Partnership's equipment portfolio.

     (v) A decrease of $0.1 million in bad debt expense from 1999 was due to the collection of $0.1 million during the six months ended June 30, 2000 from past due receivables that had previously been reserved for as a bad debt. The decrease was also due to the General Partner's evaluation of the collectability of receivables due from certain lessees.

     (vi)A decrease of $0.1 million in management fees to affiliate from 1999 levels was due to lower lease revenues during the six months ended June 30, 2000, compared to the same period of 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment was $45,000 for the six months ended June 30, 2000, resulting from the disposition of marine containers, trailers, and railcars with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.2 million. The net gain on the disposition of equipment was $0.5 million for the six months ended June 30, 1999, resulting from the disposition of marine containers, trailers, and railcars with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.6 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                         For the Six Months
                                                           Ended June 30,
                                                           2000         1999
                                               ---------------------------------

  Aircraft, aircraft engines, and rotables     $            22   $       1,477
  Marine vessel                                           (107 )            --
                                               =================================
      Equity in net income (loss) of USPEs     $           (85 ) $       1,477
                                               =================================

Aircraft, aircraft engines, and rotables: As of June 30, 2000, the Partnership had no remaining interests in entities that owned aircraft, aircraft engines, or rotables. The Partnership's share of aircraft revenues and expenses was $22,000 and zero, respectively, for the six months ended June 30, 2000, compared to $1.6 million and $0.1 million, respectively, during the same period of 1999. The $22,000 of aircraft revenues for the six months ended June 30, 2000 represented interest income earned during the first six months of 2000 on accounts receivable. The $1.6 million in revenue in 1999 represented the gain from the sale of the equipment in two trusts during the first quarter of 1999.

Marine vessel: The Partnership's share of revenues and expenses from the marine vessel was $0.5 million and $0.6 million, respectively, for the six months ended June 30, 2000, compared to zero for the same period of 1999.

The increase in marine vessel lease revenues of $0.5 million and depreciation expense, direct expenses, and administrative expenses of $0.6 million during the six months ended June 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the six months ended June 30, 1999.

(E)  Net Income

As a result of the foregoing, the Partnership had net income of $1.0 million for the six months ended June 30, 2000, compared to a net income of $2.4 million in the same period of 1999. The Partnership's ability to operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2000 is not necessarily indicative of future periods.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2000, the Partnership generated operating cash of $3.7 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations.

During the six months ended June 30, 2000, the Partnership sold owned equipment received aggregate proceeds of $0.2 million.

During the six months ended June 30, 2000, accounts payable and accrued expenses decreased $0.7 million. A $0.4 million decrease in trade accounts payable was due to the reduction of the size of the Partnership's equipment portfolio. A $0.3 million decrease in accrued expenses was due to the payment of $0.3 million in the first six months of 2000 for repairs to an aircraft, which was accrued at December 31, 1999. A similar accrual was not required on June 30, 2000.

During the six months ended June 30, 2000, due to affiliates increased $4.0 million due to increased Partnership borrowings from the General Partner.

During the six months ended June 30, 2000, lessee deposits and reserves for repairs increased $0.3 million due to an increase in reserves for repairs for two aircraft.

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

On April 18, 2000, the General Partner for the Partnership announced that effective immediately, it will not recognize any further transfers involving trading of units in this partnership for the remainder of the 2000 calendar year. PLM Equipment Growth Fund III (hereafter referred to as "the Partnership") is listed on the OTC Bulletin Board under the symbol GFZPZ.

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

(III)    OUTLOOK FOR THE FUTURE

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

Several factors may affect the Partnership's operating performance in the remainder of 2000, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment and its investment in a USPE will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2000 include:

1. One of the Partnership's aircraft has been off-lease for approximately two years. This Stage II aircraft required extensive repairs and maintenance and the Partnership has had difficulty selling the aircraft. This aircraft will remain off-lease until it is sold. During the six months ended June 30, 2000, the Partnership received a $0.1 million refundable security deposit from a potential buyer of the Partnership's Boeing 737-200 Stage II commercial aircraft.

2. The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates.

3. Depressed economic conditions in Asia have led to declining freight rates through 2000 for dry bulk marine vessels. In the absence of new additional orders, the market would be expected to stabilize and improve over the next 2-3 years.

4. Railcar loading in North America have continued to be high, however a softening in the market is expected during 2000, which leads to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

(IV)  FORWARD-LOOKING INFORMATION

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is currency devaluation risk.

During the six months ended June 30, 2000, 81% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                   PLM EQUIPMENT GROWTH FUND III

                                    By: PLM Financial Services, Inc.
                                        General Partner




Date:  August 4, 2000               By: /s/ Richard K Brock
                                    -------------------------------------------
                                    Richard K Brock
                                    Vice President and
                                    Chief Financial Officer