Form 10-K/A
period 1999-12-31
PLM EQUIPMENT GROWTH FUND III
filed 2000-08-31
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-K/A


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

        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K/A is located at page 3.

Total number of pages in this report: 11.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    1.     Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K/A.

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

      24.     Powers of Attorney.

       Financial Statements required under Regulation S-X Rule 3-09.

      99.1    TAP Trust

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Date:  August 28, 2000             PLM EQUIPMENT GROWTH FUND III
                                   PARTNERSHIP

                                   By:      PLM Financial Services, Inc.
                                            General Partner


                                   By:      /s/ Douglas P. Goodrich
                                            Douglas P. Goodrich
                                            President and Director


                                   By:      /s/ Richard K Brock
                                            Richard K Brock
                                            Vice President and
                                            Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                          Capacity                        Date


*___________________
Robert N. Tidball         Director, FSI                    August 28, 2000


*___________________
Douglas P. Goodrich       Director, FSI                    August 28, 2000


*___________________
Stephen M. Bess           Director, FSI                    August 28, 2000

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

                                INDEX OF EXHIBITS



  Exhibit                                                               Page

    4.     Limited Partnership Agreement of Partnership.                   *

    4.1    Amendment, dated November 18, 1991, to Limited Partnership      *
           Agreement of Partnership.

   10.1    Management Agreement between Partnership and PLM Investment     *
           Management, Inc.

   10.2 $41,000,000 Credit Agreement dated as of December 13, 1994 with * First Union National Bank of North Carolina.

   24.     Powers of Attorney.                                           47-49

           Financial Statements required under Regulation S-X Rule 3-09:

   99.1    TAP Trust.                                                    50-57



-----------------
* Incorporated by reference. See page 27 of this report.