Form 10-Q
period 2000-09-30
PLM EQUIPMENT GROWTH FUND III
filed 2000-11-08
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                               ___________________



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                      September 30,          December 31,
                                                                                         2000                 1999
                                                                                    ------------------------------------


ASSETS

Equipment held for operating lease, at cost                                          $      61,983        $    84,191
Less accumulated depreciation                                                              (53,906)           (69,303)
                                                                                     ------------------------------------
  Net equipment                                                                              8,077             14,888

Cash and cash equivalents                                                                   12,276                486
Accounts receivable, net of allowance for doubtful
    accounts of $1,697 in 2000 and $1,757 in 1999                                              710                727
Investments in unconsolidated special-purpose entities                                         191              2,498
Deferred charges, net of accumulated
    amortization of $309 in 1999                                                                --                 31
Prepaid expenses and other assets                                                                9                 60
                                                                                     ------------------------------------

    Total assets                                                                     $      21,263        $    18,690
                                                                                     ====================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                $         479        $       786
Due to affiliates                                                                              101                699
Lessee deposits and reserves for repairs                                                       158              1,419
Note payable                                                                                    --              7,458
                                                                                     ------------------------------------
  Total liabilities                                                                            738             10,362
                                                                                     ------------------------------------

Partners' capital:
Limited partners (9,871,073 depositary units as
    of September 30, 2000 and December 31, 1999)                                            20,525              8,328
General Partner                                                                                 --                 --
                                                                                     ------------------------------------
  Total partners' capital                                                                   20,525              8,328
                                                                                     ------------------------------------

    Total liabilities and partners' capital                                          $      21,263        $    18,690
                                                                                     ====================================






                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                                 For the Three Months                 For the Nine Months
                                                                  Ended September 30,                 Ended September 30,
                                                                  2000            1999                2000            1999
                                                              -----------------------------        ---------------------------
REVENUES

Lease revenue                                                  $   2,962       $   3,852           $   9,130      $   11,664
Interest and other income                                             67              80                 109             194
Net gain on disposition of equipment                               9,635              12               9,680             478
                                                              -----------------------------        ---------------------------
  Total revenues                                                  12,664           3,944              18,919          12,336
                                                              -----------------------------        ---------------------------

EXPENSES

Depreciation and amortization                                      1,175           1,982               3,932           5,969
Repairs and maintenance                                              552             661               1,713           1,765
Equipment operating expenses                                           7             255                  23             640
Insurance expense                                                     32              74                 101             201
Management fees to affiliate                                         160             194                 510             626
Interest expense                                                      39             252                 306             813
General and administrative expenses to affiliates                     97             129                 301             378
Other general and administrative expenses                            224             210                 720             847
Loss on revaluation of equipment                                      11              --                 202              --
Provision for (recovery of) bad debts                                 36             407                 (69)            385
                                                              -----------------------------        ---------------------------
  Total expenses                                                   2,333           4,164               7,739          11,624
                                                              -----------------------------        ---------------------------

Minority interests                                                    --               4                  --              22
Equity in net income of unconsolidated
    special-purpose entities                                       1,102              --               1,017           1,477
                                                              -----------------------------        ---------------------------

    Net income (loss)                                          $  11,433       $    (216)          $  12,197           2,211
                                                              =============================        ===========================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                               $  11,433       $    (320)          $  12,197      $    1,899
General Partner                                                       --             104                  --             312
                                                              -----------------------------        ---------------------------

    Total                                                      $  11,433       $    (216)          $  12,197      $    2,211
                                                              =============================        ===========================

Limited partners' net income (loss) per weighted-
  average depositary unit                                      $    1.16       $   (0.03)          $    1.24      $     0.19
                                                              =============================        ===========================

Cash distribution                                              $      --       $   2,078           $      --      $    6,235
                                                              =============================        ===========================
Cash distribution per weighted-average
    depositary unit                                            $      --       $    0.20           $      --      $     0.60
                                                              =============================        ===========================




                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the Period from December 31, 1998 to September 30, 2000
                            (in thousands of dollars)



                                                         Limited          General
                                                         Partners         Partner            Total
                                                       ------------------------------------------------

    Partners' capital as of December 31, 1998          $   12,082         $    --         $   12,082

  Net income                                                3,649             390              4,039

  Cash distribution                                        (7,403)           (390)            (7,793)
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1999               8,328              --              8,328

  Net income                                               12,197              --             12,197

                                                       -------------------------------------------------
    Partners' capital as of September 30, 2000         $   20,525         $    --         $   20,525
                                                       =================================================


                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                     For the Nine Months
                                                                                                     Ended September 30,
                                                                                                     2000            1999
                                                                                                 -----------------------------
OPERATING ACTIVITIES

  Net income                                                                                     $   12,197      $    2,211
  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                                     3,932           5,969
    Loss on revaluation of equipment                                                                    202              --
    Net gain on disposition of equipment                                                             (9,680)           (478)
    Equity in net income from unconsolidated special-purpose entities                                (1,017)         (1,477)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                                           17             250
      Prepaid expenses and other assets                                                                  51              26
      Accounts payable and accrued expenses                                                            (307)           (652)
      Due to affiliates                                                                                   2               4
      Lessee deposits and reserves for repairs                                                       (1,261)            337
      Minority interests                                                                                 --            (224)
                                                                                                 -----------------------------
        Net cash provided by operating activities                                                     4,136           5,966
                                                                                                 -----------------------------

  INVESTING ACTIVITIES

  Payments for capitalized improvements                                                                 (78)            (19)
  Distributions from unconsolidated special-purpose entities                                            160              20
  Distributions from liquidation of unconsolidated special-purpose entities                           3,164           3,548
  Proceeds from disposition of equipment                                                             12,466             699
                                                                                                 -----------------------------
        Net cash provided by investing activities                                                    15,712           4,248
                                                                                                 -----------------------------

  FINANCING ACTIVITIES

  Principal payments on note payable                                                                 (7,458)         (7,472)
  Loans from affiliate                                                                                4,550             600
  Repayments of loans to affiliate                                                                   (5,150)             --
  Cash distributions paid to limited partners                                                            --          (5,923)
  Cash distributions paid to General Partner                                                             --            (312)
                                                                                                 -----------------------------
        Net cash used in financing activities                                                        (8,058)        (13,107)
                                                                                                 -----------------------------

  Net increase (decrease) in cash and cash equivalents                                               11,790          (2,893)
  Cash and cash equivalents at beginning of period                                                      486           3,429
                                                                                                 -----------------------------
  Cash and cash equivalents at end of period                                                     $   12,276      $      536
                                                                                                 =============================

  Supplemental information

  Interest paid                                                                                  $      316      $      813
                                                                                                 =============================






                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of September 30, 2000 and December 31, 1999, the statements of operations for the three months and nine months ended September 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to September 30, 2000, and the statements of cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

     The Partnership, in accordance with its limited partnership agreement entered its liquidation phase on January 1, 2000, and has commenced an orderly liquidation of the Partnership's assets. The General Partner may no longer purchase additional equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. During the liquidation phase, the Partnership's assets will continue to be recorded at the lower of the carrying amount or fair value less cost to sell. The General Partner expects to file a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California by December 31, 2000, and following completion of the liquidation of the Partnership, to file a certificate of cancellation.

3.   CASH DISTRIBUTIONS

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. There were no cash distributions for the three and nine months ended September 30, 2000. For the nine months ended September 30, 1999, cash distributions totaled $6.2 million. For the three months ended September 30, 1999, cash distributions totaled $2.1 million. Cash distributions to the limited partners of $4.0 million for the nine months ended September 30, 1999, were deemed to be a return of capital.

     A special distribution of $10.9 million will be paid during November of 2000 from asset sales in the third quarter of 2000.

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     The balance due to affiliates as of September 30, 2000 included $0.1 million due to FSI and its affiliate for management fees and administrative services. During the nine months ended September 30, 2000, the Partnership borrowed $4.6 million from FSI and repaid FSI of $5.2 million including $0.6 million that was borrowed during 1999. The Partnership was charged market rate interest on the loans from FSI. Interest expense charged by FSI was $82,000 and $96,000 for the three and nine months ended September 30, 2000, respectively. The balance due to affiliates as of December 31, 1999 includes $0.1 million due to FSI and its affiliates for management fees and $0.6 million due to FSI for a loan made to the Partnership.

     The Partnership's proportional share of unconsolidated special purpose entities (USPE's)-affiliated management fees, of $11,000 and $12,000, were payable as of September 30, 2000 and December 31, 1999, respectively.




                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities during 2000 and 1999 is listed in the following table (in thousands of dollars):


                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       2000           1999               2000            1999
                                                    --------------------------------------------------------------

  Management fees                                   $       9      $      --          $     36         $    --
  Data processing and administrative
      expenses                                              3             --                 9               2

5.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                                                 September 30,           December 31,
                                                                    2000                  1999
                                                               --------------------------------------

  Railcars                                                      $     33,217           $   33,572
  Aircraft                                                            21,843               42,000
  Marine containers                                                    3,495                4,453
  Trailers                                                             3,428                4,166
                                                                -------------------------------------
                                                                      61,983               84,191
  Less accumulated depreciation                                      (53,906)             (69,303)
                                                                -------------------------------------
      Net equipment                                             $      8,077           $   14,888
                                                                =====================================

     As of September 30, 2000, all equipment in the Partnership portfolio was on lease, except for 96 railcars, and an aircraft. As of December 31, 1999, all equipment in the Partnership portfolio was either on lease or operating in PLM-affiliated short-term rental facilities, except for 40 railcars and an aircraft. The net book value of the equipment off lease was $0.8 million and $1.2 million as of September 30, 2000 and December 31, 1999, respectively.

     Capital improvements to the Partnership's equipment of $0.1 million were made during the nine months ended September 30, 2000. Capital improvements to the Partnership's equipment of $19,000 were made during the nine months ended September 30, 1999.

     During the nine months ended September 30, 2000, the Partnership disposed of marine containers, trailers, railcars, and aircraft with an aggregate net book value of $2.8 million, for aggregate proceeds of $12.5 million.

     During the nine months ended September 30, 1999, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.7 million.




                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investment in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                            September 30,         December 31,
                                                                               2000                  1999
                                                                          ----------------------------------

56% interest in an entity that owned a marine vessel                       $      191           $   2,440
25% interest in a trust that owned four commercial aircraft                        --                  58
                                                                           ---------------------------------
    Net investments                                                        $      191           $   2,498
                                                                           =================================

     During the nine months ended September 30, 2000, the Partnership's 56% interest in an entity that owned a marine vessel was sold for a gain of $1.1 million. As of December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

     For the nine months ended September 30, 2000, all jointly-owned equipment was accounted for under the equity method of accounting. For the nine months ended September 30, 1999, jointly-owned equipment of which the Partnership had a controlling interest greater than 50%, was accounted for under the consolidation method of accounting.

7.   OPERATING SEGMENTS

     The Partnership operates or operated in five different segments: railcar leasing, aircraft leasing, marine vessel leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers.

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine    Marine
                                           Railcar   Aircraft    Vessel   Container  Trailer   All
     For the quarter ended September 30,   Leasing   Leasing    Leasing   Leasing    Leasing   Other(1)     Total
     2000


     REVENUES
       Lease revenue                       $  1,584  $  1,227   $     --  $     15   $    136  $     --   $  2,962
       Interest income and other                  9         1         --        --         --        57         67
       Net gain on disposition of                68     9,460         --        23         84        --      9,635
       equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,661    10,688         --        38        220        57     12,664

     COSTS AND EXPENSES
       Operations support                       498        23         --         1         60         9        591
       Depreciation and amortization            403       696         --        17         60        (1)     1,175
       Interest expense                          --        --         --        --         --        39         39
       Management fees                          105        47         --        --          8        --        160
       General and administrative expenses       51        58         --         1         28       183        321
       Loss on revaluation of equipment          --        --         --        --         11        --         11
       Provision for bad debts                   36        --         --        --         --        --         36
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,093       824         --        19        167       230      2,333
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        --        --      1,102        --         --        --      1,102
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    568  $  9,864   $  1,102  $     19   $     53  $   (173)  $ 11,433
                                           ========================================================================

     Total assets as of September 30, 2000 $  5,464  $  2,078   $    191  $    191   $  1,054  $ 12,285   $ 21,263
                                           ========================================================================

     (1) Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, certain operations support and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

7.   OPERATING SEGMENTS (CONTINUED)


                                                                 Marine                  Marine
                                           Railcar   Aircraft    Vessel       Trailer   Container  All
     For the quarter ended September 30,   Leasing   Leasing     Leasing      Leasing    Leasing   Other(1)    Total
     1999



     REVENUES
       Lease revenue                       $  1,691  $  1,399   $     547   $    192     $   23  $     --   $  3,852
       Interest income and other                 --         4          45         --         --        31         80
       Net gain (loss) on disposition of
         equipment                               13        --          --         (1)        --        --         12
                                           --------------------------------------------------------------------------
         Total revenues                       1,704     1,403         592        191         23        31      3,944

     COSTS AND EXPENSES
       Operations support                       506        82         334         57          2         9        990
       Depreciation and amortization            441     1,194         215         89         28        15      1,982
       Interest expense                          --        --          --         --         --       252        252
       Management fees                          116        37          28         11          2        --        194
       General and administrative expenses       72        56          21         35         (1)      156        339
       Provision for bad debts                   19       378          --         10         --        --        407
                                           --------------------------------------------------------------------------
         Total costs and expenses             1,154     1,747         598        202         31       432      4,164
                                           --------------------------------------------------------------------------
       Minority interests                        --        --           4         --         --        --          4
                                           --------------------------------------------------------------------------
     Net income (loss)                     $    550  $   (344)  $      (2)  $    (11)     $  (8) $   (401)  $   (216)
                                           ==========================================================================

     Total assets as of September 30, 1999 $  6,787  $  9,424   $   2,529   $  2,023     $  419  $    583   $ 21,765
                                           ==========================================================================


                                                                 Marine    Marine
                                           Railcar   Aircraft    Vessel   Container  Trailer   All
     For the nine months ended September   Leasing   Leasing    Leasing   Leasing    Leasing   Other(1)       Total
     30, 2000



       Lease revenue                       $  4,972  $  3,654   $      --   $     68   $   436   $     --   $  9,130
       Interest income and other                 12         3          --         --        --         94        109
       Net gain (loss) on disposition of
         equipment                              106     9,460          --         36        78         --      9,680
                                           --------------------------------------------------------------------------
         Total revenues                       5,090    13,117          --        104       514         94     18,919

     COSTS AND EXPENSES
       Operations support                     1,411       231          --          2       164         29      1,837
       Depreciation and amortization          1,230     2,429          --         59       184         30      3,932
       Interest expense                          --        --          --         --        --        306        306
       Management fees                          345       138          --          3        24         --        510
       General and administrative expenses      160       151          --          1        75        634      1,021
       Loss on revaluation of equipment          --        --          --         --       202         --        202
       Recovery of bad debts                    (58)       --          --         --        (1)       (10)       (69)
                                           --------------------------------------------------------------------------
         Total costs and expenses             3,088     2,949          --         65       648        989      7,739
                                           --------------------------------------------------------------------------
     Equity in net income of USPEs               --        22         995         --        --         --      1,017
                                           --------------------------------------------------------------------------
     Net income (loss)                     $  2,002  $ 10,190   $     995   $     39   $  (134)  $   (895)  $ 12,197
                                           ==========================================================================

     Total assets as of September 30, 2000 $  5,464  $  2,078   $     191   $    191   $ 1,054   $ 12,069   $ 21,263
                                           ==========================================================================

     (1) Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, certain operations support and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

7.   OPERATING SEGMENTS (CONTINUED)


                                                                 Marine                  Marine
                                           Railcar   Aircraft    Vessel       Trailer   Container  All
     For the nine months ended September   Leasing   Leasing     Leasing      Leasing    Leasing   Other(1)   Total
     30, 1999                                                                                       Other1


     REVENUES
       Lease revenue                       $  5,160  $  4,418   $   1,477   $    515     $   94  $     --   $ 11,664
       Interest income and other                 --        14          45         --         --       135        194
       Net gain (loss) on disposition of
         equipment                              383         2          --         (7)       100        --        478
                                           --------------------------------------------------------------------------
         Total revenues                       5,543     4,434       1,522        508        194       135     12,336

     COSTS AND EXPENSES
       Operations support                     1,315       292         817        151          2        29      2,606
       Depreciation and amortization          1,326     3,599         643        266         90        45      5,969
       Interest expense                          --        --          --         --         --       813        813
       Management fees                          356       161          74         30          5        --        626
       General and administrative expenses      195       389          44         91          3       503      1,225
       Provision for (recovery of) bad           48       358          --        (21)        --        --        385
     debts
                                           --------------------------------------------------------------------------
         Total costs and expenses             3,240     4,799       1,578        517        100     1,390     11,624
                                           --------------------------------------------------------------------------
       Minority interests                        --        --          22         --         --        --         22
     Equity in net income of USPEs               --     1,477          --         --         --        --      1,477
                                           --------------------------------------------------------------------------
     Net income (loss)                     $  2,303     1,112         (34)        (9)        94    (1,255)     2,211
                                           ==========================================================================

     Total assets as of September 30, 1999 $  6,787  $  9,424   $   2,529   $  2,023     $  419  $    583   $ 21,765
                                           ==========================================================================

     (1) Includes revenues and costs not identifiable to a particular segment such as interest expense, certain amortization expenses, certain interest income and other, certain operations support and general and administrative expenses.

8.   DEBT

     During the first nine months of 2000, the Partnership paid off the outstanding note balance of $7.5 million.

9.   NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2000 and 1999 was 9,871,073.

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





                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

     The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options. No special distributions were paid in the first nine months of 2000 and 1999. A special distributions of $10.9 million will be paid during November of 2000 from assets sales in the third quarter of 2000.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND III'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

In September 1999, the General Partner amended the corporate-by-laws of certain unconsolidated special-purpose entities (USPEs) in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the three and nine months ended September 30, 1999 and were included with the owned equipment operations. For the three and nine months ended September 30, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2000 when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                  For the Three Months
                                                   Ended September 30,
                                                 2000                1999
                                            ------------------------------------

  Aircraft                                 $         1,204    $         1,317
  Railcars                                           1,086              1,185
  Trailers                                              76                135
  Marine containers                                     14                 21
  Marine vessel                                         --                213

Aircraft: Aircraft lease revenues and direct expenses were $1.2 million and $23,000, respectively, for the quarter ended September 30, 2000, compared to $1.4 million and $0.1 million, respectively, during the same period of 1999. Lease revenues decreased $0.2 million during the three months ended September 30, 2000 compared to the same period in 1999 primarily due to the sale of an aircraft during the fourth quarter of 1999.

Railcars: Railcars lease revenues and direct expenses were $1.6 million and $0.5 million, respectively, for the quarter ended September 30, 2000, compared to $1.7 million and $0.5 million, respectively, during the same period of 1999. The number of railcars owned by the Partnership has been declining due to dispositions. The result of this declining fleet is a decrease in railcar contribution.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the quarter ended September 30, 2000, compared to $0.2 million and $0.1 million, respectively, during the same period of 1999. The number of trailers owned by the Partnership has been declining due to dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $15,000 and $1,000 respectively, for the quarter ended September 30, 2000, compared to $23,000 and $2,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining due to dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Marine vessel: Marine vessel lease revenues and direct expenses were zero for the quarter ended September 30, 2000, compared to 0.5 million and $0.3 million, respectively, for the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses for one marine vessel. As a result of the Amendment, during the three months ended September 30, 2000, lease revenues decreased $0.5 million and direct expenses decreased $0.3 million when compared to the same period of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.7 million for the quarter ended September 30, 2000 decreased from $3.2 million for the same period of 1999. Significant variances are explained as follows:

     (i) A decrease of $0.8 million in depreciation and amortization expenses from 1999 levels reflects a decrease of $0.6 million due to the disposition of certain Partnership assets during 2000 and 1999. A decrease of $0.2 million is the result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting.

     (ii) A decrease of $0.4 in bad debt expense from 1999 was due to the General Partner's evaluation of the collectability of receivables due from certain lessees.

     (iii)A decrease of $0.2 million in interest expense was due to lower average debt balances outstanding during the three months ended September 30, 2000, compared to the same period in 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the third quarter of 2000 was $9.6 million, resulting from the disposition of marine containers, railcars, trailers, and aircraft, with an aggregate net book value of $2.6 million, for aggregate proceeds of $12.2 million. The net gain on the disposition of owned equipment for the third quarter of 1999 was $12,000, resulting from the disposition of marine containers, railcars, and trailers, with an aggregate net book value of $21,000, for aggregate proceeds of $33,000.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                For the Three Months
                                                 Ended September 30,
                                               2000              1999
                                          -------------------------------------

  Marine vessel                           $         1,102   $            --
                                          -------------------------------------
      Equity in net income of USPEs       $         1,102   $            --
                                          =====================================

Marine vessel: The Partnership's share of revenues and expenses of marine vessels was $1.3 million and $0.2 million, respectively, for the quarter ended September 30, 2000, compared to zero for the same period of 1999.

During the nine months ended September 30, 2000, the Partnership's 56% interest in an entity owing a marine vessel was sold for a gain of $1.1 million. The increase in marine vessel revenues of $1.1 million was due to the gain from the sale. The increase in marine vessel lease revenues of $0.2 million and depreciation expense, direct expenses, and administrative expenses of $0.2 million during the three months ended September 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the three months ended September 30, 1999.

Aircraft, aircraft engines, and rotables: As of September 30, 2000, the Partnership had no remaining interests in entities that owned aircraft, aircraft engines, or rotables. The Partnership sold these two trusts during the first quarter of 1999.

(E)  Net Income (loss)

As a result of the foregoing, the Partnership had a net income of $11.4 million in the third quarter of 2000 compared to a net loss of $0.2 million in the third quarter of 1999. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended September 30, 2000 is not necessarily indicative of future periods.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 2000 when compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                  For the Nine Months
                                                  Ended September 30,
                                                2000              1999
                                           -------------------------------------

  Railcars                                 $         3,561   $         3,845
  Aircraft                                           3,423             4,126
  Trailers                                             272               364
  Marine containers                                     66                92
  Marine vessel                                         --               660

Railcars: Railcars lease revenues and direct expenses were $5.0 million and $1.4 million, respectively, for the nine months ended September 30, 2000, compared to $5.2 million and $1.3 million, respectively, during the same period of 1999. The decrease in lease revenues resulted from dispositions of railcars during 2000 and 1999. The increase in direct expenses of $0.1 million was a result of more repairs being required on rail equipment in the nine months ended September 30, 2000 than was needed during the nine months ended September 30, 1999.

Aircraft: Aircraft lease revenues and direct expenses were $3.7 million and $0.2 million, respectively, for the nine months ended September 30, 2000, compared to $4.4 million and $0.3 million, respectively, during the same period of 1999. Lease revenues decreased $0.7 million during the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to the sale of an aircraft during the fourth quarter of 1999.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the nine months ended September 30, 2000, compared to $0.5 million and $0.2 million, respectively, during the same period of 1999. The number of trailers owned by the Partnership has been declining due to dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the nine months ended September 30, 2000, compared to $0.1 million and $2,000, respectively, during the same period of 1999. The number of marine containers owned by the Partnership has been declining due to dispositions. The result of this declining fleet is a decrease in marine container contribution.

Marine vessel: There were no marine vessel lease revenues and direct expenses for the nine months ended September 30, 2000, compared to $1.5 million and $0.8 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses for one marine vessel. As a result of the Amendment, during the nine months ended September 30, 2000, lease revenues decreased $1.5 million and direct expenses decreased $0.8 million when compared to the same period of 1999.

(B)  Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.9 million for the nine months ended September 30, 2000 decreased from $9.0 million for the same period of 1999. Significant variances are explained as follows:

     (i) A decrease of $2.0 million in depreciation and amortization expenses from 1999 levels reflects the decrease of $1.4 million due to the disposition of certain Partnership assets during 2000 and 1999. A decrease of $0.6 million was the result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting.

     (ii) A decrease of $0.5 million in interest expense was due to lower average debt balances outstanding during the nine months ended September 30, 2000 when compared to the same period of 1999.

     (iii)A decrease of $0.5 million in bad debt expense from 1999 was due to the General Partner's evaluation of the collectability of receivables due from certain lessees.

     (iv) A decrease of $0.2 million in general and administrative expenses from 1999 levels was due to the reduction of the size of the Partnership's equipment portfolio.

     (v) A decrease of $0.1 million in management fees to affiliate from 1999 levels was due to lower lease revenues during the nine months ended September 30, 2000, compared to the same period of 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment was $9.7 million for the nine months ended September 30, 2000, resulting from the disposition of marine containers, trailers, railcars, and aircraft with an aggregate net book value of $2.8 million, for aggregate proceeds of $12.5 million. The net gain on the disposition of equipment was $0.5 million for the nine months ended September 30, 1999, resulting from the disposition of marine containers, trailers, and railcars with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.7 million.

(D)  Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                    For the Nine Months
                                                    Ended September 30,
                                                  2000              1999
                                             -----------------------------------

  Marine vessel                              $           997   $            --
  Aircraft, aircraft engines, and rotables                20             1,477
                                             -----------------------------------
      Equity in net income of USPEs          $         1,017   $         1,477
                                             ===================================

Marine vessel: The Partnership's share of revenues and expenses from the marine vessel was $1.8 million and $0.8 million, respectively, for the nine months ended September 30, 2000, compared to zero for the same period of 1999.

During the nine months ended September 30, 2000, the Partnership's 56% interest in an entity owing a marine vessel was sold for a gain of $1.1 million. The increase in marine vessel revenues of $1.1 million was due to the gain from the sale. The increase in marine vessel lease revenues of $0.7 million and depreciation expense, direct expenses, and administrative expenses of $0.8 million during the nine months ended September 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the nine months ended September 30, 1999.

Aircraft, aircraft engines, and rotables: As of September 30, 2000, the Partnership had no remaining interests in entities that owned aircraft, aircraft engines, or rotables. The Partnership's share of aircraft revenues and expenses was $20,000 and zero, respectively, for the nine months ended September 30, 2000, compared to $1.6 million and $0.1 million, respectively, during the same period of 1999. The $20,000 of aircraft revenues for the nine months ended September 30, 2000 represented interest income earned during the first nine months of 2000 on accounts receivable. The $1.6 million in revenue in 1999 represented the gain from the sale of the equipment in two trusts during the first quarter of 1999.

(E)  Net Income

As a result of the foregoing, the Partnership had net income of $12.2 million for the nine months ended September 30, 2000, compared to a net income of $2.2 million in the same period of 1999. The Partnership's ability to operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2000 is not necessarily indicative of future periods.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2000, the Partnership generated operating cash of $4.3 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations.

During the nine months ended September 30, 2000, the Partnership sold wholly-and partially-owned equipment received aggregate proceeds of $15.6 million.

During the nine months ended September 30, 2000, accounts payable and accrued expenses decreased $0.5 million. A $0.2 million decrease in trade accounts payable was due to the reduction of the size of the Partnership's equipment portfolio. A $0.3 million decrease in accrued expenses was due to the payment of $0.3 million for repairs to an aircraft in the first nine months of 2000, which was accrued at December 31, 1999. A similar accrual was not required on September 30, 2000.

During the nine months ended September 30, 2000, due to affiliates decreased $0.6 million. During the nine months ended September 30, 2000, the Partnership borrowed $4.6 million from FSI and repaid $5.2 million including $0.6 million that was borrowed as of December 31, 1999.

During the nine months ended September 30, 2000, lessee deposits and reserves for repairs decreased $1.3 million. A $0.9 million decrease in reserves for repairs resulted from the sale of two aircraft. A $0.4 million decrease in prepaid lease revenue was due to fewer lessees prepaying future lease revenue at September 30, 2000 compared to December 31, 1999.

PLM Financial Services, Inc. (the General Partner) has not planned any expenditure, nor is it aware of any contingencies that would cause the Partnership to require any additional capital to that mentioned above.

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

Liquidation of the Partnership's equipment will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2000 include:

1. One of the Partnership's aircraft has been off-lease for two years. This Stage II aircraft required extensive repairs and maintenance and the Partnership has had difficulty selling the aircraft. This aircraft will remain off-lease until it is sold. During the nine months ended September 30, 2000, the Partnership received a $0.1 million refundable security deposit from a potential buyer of the Partnership's Boeing 737-200 Stage II commercial aircraft.

2. The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates.

3. According to the Association of American Railroads, railcar loadings for the first nine months of 2000 are 0.7% ahead of the railcar loadings for the same period of 1999. Some commodity groups are behind last year's loading numbers. While our utilization rates remain fairly high, we are experiencing downward pressure on rental rates. This translates into lower contributions to the partnership.

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

During the nine months ended September 30, 2000, 81% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.






                    (this space is intentionally left blank)



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



                                                PLM EQUIPMENT GROWTH FUND III

                                                By: PLM Financial Services, Inc.
                                                    General Partner




Date:  November 7, 2000                         By: /s/ Richard K Brock
                                                    Richard K Brock
                                                    Vice President and
                                                    Chief Financial Officer