Form 10-K
period 2000-12-31
PLM EQUIPMENT GROWTH FUND III
filed 2001-03-14
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock: N/A

Indicate the number of units outstanding of each of the issuer's classes of depositary units, as of the latest practicable date:

                  CLASS                            OUTSTANDING AT MARCH 12, 2001
                  -----                            -----------------------------
   Limited partnership depositary units:                         9,871,073
   General Partnership units:                                            1

An index of exhibits filed with this Form 10-K is located at page 22. Total number of pages in this report: __.




                                     PART I


ITEM 1.    BUSINESS

(A) Background

In October 1987, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 10,000,000 depositary units (the units) in PLM Equipment Growth Fund III, a California limited partnership (the Partnership, the Registrant, or EGF III). The Partnership's offering became effective on March 21, 1988. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

     (1) to maintain a diversified portfolio of long-lived, low-obsolescence, high residual-value equipment with the net proceeds of the initial partnership offering, supplemented by debt financing and reinvestment of cash generated by operations. All transactions of over $1.0 million must be approved by the PLM International Credit Review Committee (the Committee), which is made up of members of PLM International Senior Management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, its financial statements, internal and external credit ratings, and letters of credit.

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnership is in the liquidation phase, proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from unconsolidated special-purpose entities (USPEs)), are used to pay distributions to the partners.

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

As of December 31, 2000, there were 9,871,073 depositary units outstanding.

Beginning in the eleventh year of operations of the Partnership, which commenced on January 1, 2000, the General Partner began the dissolution and liquidation the assets of the Partnership in an orderly fashion. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 22, 2000, and following completion of the liquidation of the Partnership which is anticipated to occur in 2001, the General Partner will file a certificate of cancellation.


Table 1, below, lists the equipment and the cost of the equipment in the Partnership's portfolio, and the cost of assets held for sale, as of December 31, 2000 (in thousands of dollars):

                                     TABLE 1

 UNITS                   TYPE                                      MANUFACTURER                COST
----------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:
    721         Non-pressurized tank railcars                         Various              $  17,403
    456         Pressurized tank railcars                             Various                 11,180
    119         Coal railcars                                         Various                  4,788
    168         Marine containers                                     Various                  3,230
    186         Intermodal trailers                                   Various                  3,427
                                                                                         --------------

                        Total owned equipment held for operating leases                    $  40,028
                                                                                         ==============

Owned equipment held for sale:
      1         Dash 8-300 Stage II commuter aircraft                 Dehavilland          $   5,748
      1         737-200 Stage II commercial aircraft                  Boeing                  16,096
                                                                                         --------------

                        Total owned equipment held for sale                                $  21,844
                                                                                         ==============

                        Total owned equipment                                              $  61,872(1)
                                                                                         ==============
----------

(1) Includes equipment purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized subsequent to the date of acquisition, and equipment acquisition fees paid to PLM Transportation Equipment Corporation. All equipment was used equipment at the time of purchase, except for 50 marine containers and 164 dry piggyback trailers.

The Partnership's aircraft is generally leased under operating leases with terms of eight years. The Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on fixed rates with terms of two to seven years. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc. were based on a fixed rate for a specific period of time.

Rental income related to trailers is reported as revenue in accordance with Financial Accounting Standards Board Statement No.13 "Accounting For Leases". Direct expenses associated with the equipment are charged directly to the Partnership.

The lessees of the equipment include : Time Air, Canadian Pacific Railway Corporation and Terra Nitrogen.

(B) Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

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

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, and other investment programs that lease the same types of equipment.

(D)  Demand

The Partnership currently operates in four primary operating segments: aircraft leasing, marine container leasing, railcar leasing, and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1) Aircraft

(a) Commercial aircraft

Both Boeing and Airbus Industries have predicted that the rate of growth in the demand for air transportation services will be relatively robust for the next 20 years. Boeing has predicted that the demand for passenger services will grow at an average rate of about 4.8% per year and the demand for cargo traffic will grow at about 6.4% per year during that period. Such growth will require a substantial increase in the numbers of commercial aircraft. According to Boeing, as of the end of 1999, the world fleet of jet powered commercial aircraft included a total of about 13,670 airplanes. That total included 11,994 passenger aircraft with 50 seats or more and 1,676 freighter aircraft. Boeing predicts that by the end of 2019 that fleet will grow to about 31,755 aircraft including 28,558 passenger aircraft with 50 seats or more and 3,197 freighter aircraft. To support this growth, Boeing received 502 new aircraft orders in the first ten months of 2000 and Airbus received 427.

Airline economics will also require aircraft to be retained in active commercial service for longer periods than previously expected. Consequently, the market for environmentally acceptable and economically viable aircraft will continue to be robust and such aircraft will command relatively high residual values. In general, aircraft values have tended to grow at about 3% per year. Lease rates should also grow at similar rates. However, such rates are subject to variation depending on the state of the world economy and the resultant demand for air transportation services. The Partnership the commercial aircraft was sold on February of 2001 for $2.3 million.

(b) Commuter aircraft

Regional jets have been well received in the commuter market. This has resulted in an increase in demand for regional jets at the expense of turboprops. Turboprop manufacturers are cutting back on production due to this reduced demand. The uncertainty of the future market for turboprops has an adverse effect on turboprop lease rates and residual values.

The Partnership leases one commuter turboprop containing 50 seats. This aircraft flies in North America, which continues to be the fastest-growing market for commuter aircraft in the world. The Partnership's aircraft possess unique performance capabilities, compared to other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot and high runways, and short runways.

The Partnership;s turboprop remained on lease throughout 2000 and it lease rate was constant. However as this aircraft is to be sold by the end of 2001 the sale price will be affected due to the decrease in residual value for all turboprops.

(2) Railcars

(a) Nonpressurized, General Purpose Tank Cars

These cars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils and corn syrup. This car type continued to be in high demand during 2000. The overall health of the market for these types of commodities is closely tied to both the United States (U.S.) and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2000 carloadings of the commodity group that includes chemicals and petroleum products rose 1% over 1999 levels. Utilization of the Partnership's nonpressurized tank cars remained above 98% during 2000.

(b) Pressurized Tank Cars

Pressurized  tank cars are used to transport  liquefied  petroleum  gas (natural gas) and anhydrous ammonia (fertilizer). The U.S. markets for natural gas are industrial applications (46% of estimated demand in 2000), residential use (21%), electrical generation (15%), commercial applications (15%), and transportation (3%). Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar. Population growth and dietary trends also play an indirect role.

On an industry wide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 1% in 2000, compared to 1999.
Consequently, demand for pressurized tank cars remained relatively constant during 2000, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars continue to be renewed for "winter only" terms of approximately six months. As a result, there are many pressurized tank cars up for renewal in the spring of 2001.

(c) Coal Railcars

Since most coal is shipped to domestic electric utilities, demand for coal is greatly influenced by summer air conditioning and to a lesser extent, winter heating requirements. Coal car loadings in the United States in 2000 remained fairly consistent with those of 1999, decreasing by 1%.

Coal railcars owned by the Partnership are on a lease that expires on December 31, 2001.

(3) Marine Containers

The Partnership's fleet of both standard dry and specialized containers is in excess of twelve years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales, although highly dependent upon the specific location and type of container, has continued to be strong over the last several years, as it relates to standard dry containers. The Partnership has in the last year experienced reduced residual values on the sale of refrigerated containers, due primarily to technological obsolesence associated with this equipment's refrigeration machinery.

(4) Intermodal (Piggyback) Trailers

Intermodal (piggyback) trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past decade, intermodal trailers have continued to be gradually displaced by domestic containers as the preferred method of transport for such goods. This is caused by railroads offering approximately 15% lower freight rates on containers compared to trailers. During 2000, demand for intermodal trailers was more volatile than historic norms. Slow demand occurred over the second half of the year due to a slowing economy and continued customer concerns over rail service problems associated with mergers in the rail industry. Due to the decline in demand, which occurred over the latter half of 2000, overall, shipments within the intermodal trailer market declined more than expected for the year, or approximately 10.0% compared to the prior year. Average utilization of the entire intermodal fleet rose from 73% in 1998 to 77% in 1999 and then declined to 75% in 2000.

The General Partner further expanded its marketing program to attract new customers for the Partnership's intermodal trailers during 2000. These efforts resulted in average utilization for the Partnership's intermodal trailers of approximately 80% for the year, down 1% compared to 1999 levels.

The trend towards using domestic containers instead of intermodal trailers is expected to continue in the future. Overall, intermodal trailer shipments are forecast to decline by 6% -10% in 2001, compared to the prior year, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to be approximately 10,000 units higher than demand for 2001. Maintenance costs have increased approximately 20% due to improper repair methods performed by the railroads and billed to owners. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will also be undertaken to reduce maintenance costs and cartage costs.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

(1) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under United States Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has one Stage II aircraft that does not meet Stage III requirements. The cost to husk-kit a Stage II aircraft is approximately $2.0 million, depending on the type of aircraft. The Partnership's Stage II aircraft was classified as an asset held for sale as of December 31, 2000.

(2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers;

(3) the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification of and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 699 non-jacketed tank railcars and 478 jacketed tank railcars of which a total of 30 tank railcars have been inspected with no reportable defects. The Association of American Railroads (AAR) has mandated that effective October 19, 2000, certain tank cars built by Hawker Siddeley between 1961 and 1981 be inspected for improper weld attachments for body mounted brake rigging. The inspection cost is minimal. The modification will cost between $900 and $1,300 per car, if necessary. A schedule has been established by the AAR to complete the inspection and modification as follows: 50% completion by October 31, 2001, 90% completion by October 31, 2002, and 100% completion by October 31, 2003. As of December 31, 2000, none of the Partnership's railcars have been inspected.

As of December 31 2000, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. As of December 31, 2000, the Partnership owned a portfolio of transportation and related equipment as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $199.7 million, proceeds from debt financing of $41.9 million, and by reinvesting a portion of its operating cash flow in additional equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2000.









                      (This space intentionally left blank)













                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS


As of March 2, 2001, there were 9,871,073 depositary units outstanding. There are 8,442 depositary unitholders of record as of the date of this report.

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

On January 4, 2001, the General Partner for the Partnership announced that it has begun recognizing transfers involving trading of units in the partnership for the 2001 calendar year. The Partnership is listed on the OTC Bulletin Board under the symbol GFZPZ.

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

Should the Partnership approach the annual safe harbor limitation later on in 2001, the General Partner will, at that time, cease to recognize any further transfers involving trading of Partnership units. Transfers specifically excluded from the safe harbor limitations, referred to in the regulations as "transfers not involving trading," which include transfers at death, transfers between family members, and transfers involving distributions from a qualified retirement plan, will continue to be recognized by the General Partner throughout the year.

Pursuant to the terms of the partnership agreement, the General Partner is entitled to a 5% interest in the profits and losses and distributions of the Partnership subject to certain special allocation provisions.

The Partnership engaged in a plan to repurchase up to 250,000 depositary units on behalf of the Partnership. There were no repurchases of depositary units in 2000 and 1999. As of December 31, 2000, the Partnership had purchased a cumulative total of 128,853 depositary units at a total cost of $0.9 million. The General Partner does not plan any future repurchase of depositary units on behalf of the Partnership.


ITEM 6. SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
   (In thousands of dollars, except weighted-average depositary unit amounts)

                                                     2000            1999            1998             1997            1996
                                                 --------------------------------------------------------------------------------
    Operating results:
      Total revenues                             $   21,010      $   17,494      $   22,507       $   28,592       $   28,374
      Net gain on disposition
        of equipment                                  9,707           2,197           3,808            5,629            6,450
      Equity in net income of unconsolidated
         special-purpose entities                       918           1,413              49              857            7,475
      Net income                                     11,898           4,039           2,917            1,937            9,760

    At year-end:
      Total assets                               $   10,037      $   18,690      $   35,512       $   56,395       $   82,272
      Total liabilities                                 721          10,362          21,219           34,397           51,117
      Note payable                                       --           7,458          18,540           29,290           40,284

    Cash distribution                            $   10,910      $    7,793      $   10,394       $   10,391       $   11,964

    Cash distribution representing a return
      of capital to the limited partners         $        0      $    3,754      $    7,477       $    8,454       $    2,204

    Per weighted-average depositary unit:

    Net income                                   $     1.15(1)   $     0.37(1)   $     0.24(1)    $     0.14(1)    $     0.93(1)

    Cash distribution                            $     1.05      $     0.75      $     1.00       $     1.00       $     1.15

    Cash distribution representing a return
      of capital to the limited partners         $     0.00      $     0.38      $     0.76       $     0.86       $     0.22
----------

(1) After an increase of income of $0.1 million ($0.01 per weighted-average unit) in 2000, representing allocations from the General Partner . After reduction of income of $0.2 million ($0.02 per weighted-average depositary unit) in 1999, $0.4 million ($0.04 per weighted-average depositary unit) in 1998 and 1997, and $0.1 million ($0.01 per weighted-average depositary unit) in 1996, representing allocations to the General Partner (see Note 1 to the financial statements).


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

(B) Results of Operations -- Factors Affecting Performance

(1) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership's equipment include, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations of concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2000 primarily in its aircraft, marine containers, trailers, and railcars.

     (a) Aircraft: One Boeing 737-200 Stage II commercial aircraft was off lease during 2000. This aircraft was reclassed to an asset held for sale as of December 31, 2000. This aircraft was sold on February of 2001 for $2.3 million.

     (b) Marine containers: The Partnership's remaining marine container portfolio operates in utilization-based leasing pools and, as such, is exposed to considerable repricing activity. The Partnership's marine container contribution declined from 1999 due to equipment sales during 1999 and 2000.

     (c) Trailers: All of the Partnership's trailer portfolio operates in short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity.

     (d) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and has lead to lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

(2) Equipment Liquidations

Liquidation of Partnership equipment and investments in USPEs represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. In 2000, the Partnership disposed of owned equipment that included marine containers, trailers, railcars, aircraft and disposed of an interest in a USPE entity that owned a marine vessel for total proceeds of $15.7 million.

(3) Equipment Valuation

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. A $0.2 million of loss on revaluation was recorded during 2000. No reductions to the carrying values of equipment were required during 1999 or 1998.


(C) Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering of $199.7 million. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. The Partnership relies on operating cash flow to meet its operating obligations and to make cash distributions to the limited partners.

For the year ended December 31, 2000, the Partnership generated $4.8 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and make distributions (total of $10.9 million in 2000) to the partners, but also used undistributed available cash from prior periods and proceeds from the sale of equipment of approximately $6.1 million.

During 2000, the Partnership entered into contracts to sell the Partnership's 737-200 stage II and Dash 8-300 aircraft. Consequently, these two aircraft are reported as assets held for sale on December 31, 2000. There were no assets held for sale as of December 31, 1999.

Investment in unconsolidated special-purpose entities decreased $2.4 million. The decrease resulted from liquidating and regular distributions received from the USPEs of $3.3 million, partially offset by net income earned by the USPEs of $0.9 million.

Accounts payable and accrued expenses decreased $0.3 million due to the reduction of the equipment portfolio.

During 2000, the Partnership borrowed $4.6 million from the General Partner and repaid $5.2 million including $0.6 million that was outstanding as of December 31, 1999.

Lessee deposits and reserve for repairs decreased by $1.2 million. A $0.9 million decrease in engine reserves was due to the sale of two aircraft in 2000. A $0.4 million decrease in prepaid lease revenue was due to fewer lessee's prepaying lease receivables. The decreases were partially offset by an increase of $0.1 million in deposits for a potential aircraft transaction.

During 2000, the Partnership paid off the note payable of $7.5 million.

The Partnership is in the active liquidation phase. As a result the size of the Partnerships remaining equipment portfolio and, in turn, the amount of cash flows from operations will continue to become progressively smaller as assets are sold. Although distribution levels may be reduced, significant asset sales may result in special distributions to the Partners. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 22, 2000, and following completion of the liquidation of the Partnership which is anticipated to occur in 2001, the General Partner will file a certificate of cancellation.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D) Results of Operations -- Year-to-Year Detailed Comparison

In September 1999, PLM Financial Services, Inc. (FSI or the General Partner), amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the nine months ended September 30, 1999 and were included with the owned equipment operations. For the three months ended December 31, 1999 and twelve months ended December 31, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased for the year ended December 31, 2000 when compared to the same period of 1999. Certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because these expenses are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                            For the Years
                                          Ended December 31,
                                        2000              1999
  ------------------------------------------------------------------
  Rail equipment               $         4,572   $         5,100
  Aircraft                               3,403             4,977
  Trailers                                 352               512
  Marine containers                         76               118
  Marine vessel                             --               660

Rail equipment: Railcar lease revenues and direct expenses were $6.6 million and $2.0 million, respectively, for 2000, compared to $6.9 million and $1.8 million, respectively, during 1999. Revenue declined as a result of lower lease rates. The increase in direct expenses of $0.2 million was a result of more repairs being required on rail equipment in 2000 than was needed during 1999.

Aircraft: Aircraft lease revenues and direct expenses were $3.9 million and $0.5 million, respectively, for 2000, compared to $5.6 million and $0.7 million, respectively, during 1999. The decrease in lease revenues and direct expenses was due to the sale of a total of four aircraft during 2000 and 1999.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for 2000, compared to $0.7 million and $0.2 million, respectively, during 1999. The number of trailers owned by the Partnership has been declining due to dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine containers lease revenues and direct expenses were $0.1 million and $4,000, respectively in 2000 compared to $0.1 million and $2,000 respectively in 1999. The number of containers owned by the Partnership has been declining due to dispositions. The result of this declining fleet has been a decrease in containers contribution.

Marine vessel: Marine vessel lease revenues and direct expenses were zero for 2000, compared to $1.5 million and $0.8 million respectively for 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the year ended December 31, 2000, lease revenues decreased $1.5 million and direct expenses decreased $0.8 million when compared to the same period of 1999.

(b) Interest and Other Income

Interest and other income decreased by $0.2 million in 2000 compared to 1999 due to lower income on the railcars related to mileage charges.

(c) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.3 million for 2000 decreased from $11.4 million for 1999. Significant variances are explained as follows:

     (i) A decrease of $2.9 million in depreciation and amortization expense from 1999 levels resulted from an approximately $2.3 million decrease due to the sale of certain assets during 2000 and 1999 and a decrease of $0.6 million was the result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting.

     (ii)A decrease of $0.7 million in interest expense was due to the repayment of the Partnership's debt in 2000.

     (iii) A decrease of $0.4 million in bad debt expense from 1999. A $0.3 million decrease was due to the General Partner's evaluation of the collectability of receivables due from certain lessees and a $0.1 million decrease was due to collection of $0.1 million from unpaid invoices in 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 1999.

     (iv)A decrease of $0.2 million in management fees was due to lower lease revenues in 2000, compared to 1999.

     (v) A decrease of $0.1 million in general and administrative expenses from 1999 levels was due to the reduction of the size of the Partnership's equipment portfolio.

     (vi)An increase of $0.2 million in revaluation of equipment was due to the loss on revaluation of trailer equipment in 2000. A similar loss did not occur in 1999.

(d) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment was $9.7 million for 2000 and resulted from the disposition of marine containers, trailers, railcars, and aircraft. These assets had an aggregate net book value of $2.8 million and were sold or liquidated for proceeds of $12.5 million. The net gain on disposition of equipment in 1999 was $2.2 million and resulted from the disposition of marine containers, trailers, railcars, and an aircraft. These assets had an aggregate net book value of $1.6 million and were sold or liquidated for proceeds of $3.8 million.

(e) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by segment (in thousands of dollars):

                                                         For the Years
                                                        Ended December 31,
                                                      2000               1999
                                             -----------------------------------
  Marine vessel                              $          895    $           (64)
  Aircraft, aircraft engines, and rotables               23              1,477
                                             -----------------------------------
    Equity in net income of USPEs            $          918    $         1,413
                                             ===================================

Marine vessel: The Partnership's share of revenues and expenses of marine vessels was $1.8 million, and $0.9 million, respectively, for 2000 compared to $0.2 million and $0.3 million, respectively, for 1999. During the third quarter of 2000, the Partnership's 56% interest in an entity owing a marine vessel was sold for a gain of $1.1 million.

An increase in marine vessel revenues of $1.1 million was due to the gain from the sale. An increase in marine vessel lease revenues of $0.5 million and depreciation expense, direct expenses, and administrative expenses of $0.6 million during the year ended December 31, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel.

The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the first nine months of 1999. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the equity method of accounting under USPE operations during the fourth quarter of 1999 and all of 2000.

Aircraft, aircraft engines, and rotables: As of December 31, 2000, the Partnership had no remaining interest in entities owning aircraft, aircraft engines, or rotables. The interest in the trust that owned this equipment was sold in 1999, for a gain of $1.6 million. The Partnership's share of aircraft, aircraft engines, and rotables lease revenue and expenses of $23,000 and zero for 2000 compared to zero and $0.1 million respectively, for 1999. The $23,000 of aircraft revenues for 2000 represented interest income earned on accounts receivable. The decrease in revenue and expenses is due to the sale of the aircraft, aircraft engines, and rotables in the first quarter of 1999.

(f) Net Income

As a result of the foregoing, the Partnership's net income for 2000 was $11.9 million, compared to net income of $4.0 million during 1999. The Partnership's ability to operate, liquidate assets, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Partnership distributed $10.4 million to the limited partners, or $1.05 per weighted-average depositary unit.

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

(b)  Interest and Other Income

Interest and other income increased by $0.2 million for 1999 due to higher income on the railcars related to mileage charges.

(c) Indirect Expenses Related to Owned Equipment Operations

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

     (iii) A decrease of $0.2 million in management fees was due to lower lease revenues in 1999, compared to 1998.

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

(d) Net Gain on Disposition of Owned Equipment

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

(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by segment (in thousands of dollars):

                                                            For the Years
                                                          Ended December 31,
                                                       1999               1998
                                              ----------------------------------
  Aircraft, aircraft engines, and rotables    $       1,477    $          49
  Marine vessel                                         (64)              --
                                              ----------------------------------
    Equity in net income of USPEs             $       1,413    $          49
                                              ==================================

Aircraft, aircraft engines, and rotables: As of December 31, 1999, the Partnership had no remaining interest in entities owning aircraft, aircraft engines, or rotables. The interest in the trust was sold in 1999, for a gain of $1.6 million. The Partnerships share of aircraft, aircraft engines, and rotables revenue and expenses were $0 and $0.1 million respectively, for 1999, compared to $1.2 million and $1.2 million respectively, during 1998. The decrease in revenue and expenses is due to the sale of the aircraft, aircraft engines, and rotables in the first quarter of 1999.

Marine vessel: The Partnership's share of revenues and expenses of marine vessels was $0.2 million and $0.3 million, respectively, for 1999. In September 1999, the General Partner amended the corporate-by-laws of the USPEs in which the Partnership owns an interest greater than 50%. As a result of the amendment and the related change in accounting for these USPEs from consolidation basis to equity basis, lease revenues and direct expenses are discussed in owned equipment operations for the nine months ended September 30, 1999, and for the entire year ended December 31, 1998, for the Partnership's majority held marine vessel.

(f) Net Income

As a result of the foregoing, the Partnership's net income for 1999 was $4.0 million, compared to net income of $2.9 million during 1998. The Partnership's ability to operate, liquidate assets, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the year ended December 31, 1999 is not necessarily indicative of future periods. In the year ended December 31, 1999, the Partnership distributed $7.4 million to the limited partners, or $0.75 per weighted-average depositary unit.

(E) Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the audited financial statements for information on the revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's owned equipment on lease to the U.S. domiciled lessees consisted of railcars, and trailers. During 2000, U.S. lease revenues accounted for 21% of the lease revenues generated by wholly-and partially-owned equipment. U.S. operations resulted in a net loss of $1.0 million including the gain from this region of $0.1 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consisted of an owned aircraft and railcars. Canadian lease revenues accounted for 54% of total lease revenues generated by wholly-and partially-owned equipment. Canadian operations generated net income of $8.7 million including the gain from this region of $4.6 million.

The Partnership's owned equipment on lease to European domiciled leases consisted of two owned aircraft. During 2000, the lease revenues for these operations accounted for 18% of total lease revenues generated by wholly-and partially-owned equipment. Net income from this region was $5.9 million including the gain from this region of $5.0 million.

The Partnership's owned equipment and investments in equipment owned by unconsolidated special-purpose entity on lease to lessees in the rest of the world consisted of marine containers and a partially-owned marine vessel. During 2000, lease revenues for these operations accounted for 7% of the total lease revenue generated by wholly-and partially-owned equipment. Net income generated from this region was $1.0 million including the gain of this region of $1.1 million.

The Partnership has an owned aircraft located in Asia. This aircraft has been off-lease throughout 2000 and 1999 and was reclassed to an asset held for sale as of December 31, 2000. During 2000, no revenue was earned from this region but operations resulted in a loss of $1.5 million due to repairs and depreciation expenses during 2000.

(F) Inflation

Inflation did not significantly impact on the Partnership's operations during 2000, 1999, or 1998.

(G) Forward-Looking Information

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

(H)  Outlook for the Future

The Partnership entered its liquidation phase on January 1, 2000. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 22, 2000, and following completion of the liquidation of the Partnership which is anticipated to occur in 2001, the General Partner will file a certificate of cancellation.

Factors affecting the Partnership's contribution during the year 2001:

1. The Partnership's fleet of both standard dry and specialized marine containers is in excess of twelve years of age and is generally no longer suitable for use in international commerce either due to it's specific physical condition, or lessees preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

2. Railcar loadings in North America have continued to be high, however a softening in the market is expected. Lease rates in this market are showing signs of weakness and has lead to lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements and pay cash distributions to the investors.

Several other factors may affect the Partnership's operating performance in the year 2001, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1) Repricing Risk

Certain of the Partnership's marine containers, railcars and trailers will be remarketed in 2001 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 2000 and has commenced an orderly liquidation of the Partnership's assets. In either case, the General Partner intends to sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2) Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has one Stage II aircraft that does not meet Stage III requirements. As of December 31, 2000, this aircraft was reclassed to an asset held for sale. Furthermore, the Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 699 non-jacketed tank railcars and 478 jacketed tank railcars of which a total of 30 tank railcars have been inspected with no reportable defects. The Association of American Railroads (AAR) has mandated that effective October 19, 2000, certain tank cars built by Hawker Siddeley between 1961 and 1981 be inspected for improper weld attachments for body mounted brake rigging. The inspection cost is minimal. The modification will cost between $900 and $1,300 per car, if necessary. A schedule has been established by the AAR to complete the inspection and modification as follows:
50% completion by October 31, 2001, 90% completion by October 31, 2002, and 100% completion by October 31, 2003. As of December 31, 2000, none of the Partnership's railcars have been inspected.

(3) Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations, and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is currency devaluation risk. During 2000, 79% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.






                    (This space is intentionally left blank)








                                   (PART III)

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the filing date of this report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name              Age  Position
----------------- ---- ---------------------------------------------------------

Stephen M. Bess   55   President, PLM Financial Services, Inc., PLM Investment
                       Management, Inc. and PLM Transportation Equipment
                       Corporation, Director of PLM Financial Services, Inc.

Richard K Brock   38   Vice President and Chief Financial Officer, PLM Financial
                       Services, Inc., PLM Investment Management, Inc. and PLM
                       Transportation Equipment Corporation,
                       Director of PLM Financial Services, Inc.

Susan C. Santo    38   Vice President, Secretary, and General Counsel,
                       PLM Financial Services, Inc.,
                       Director of PLM Financial Services, Inc.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess has served as President of PLM Investment Management, Inc., an indirect wholly-owned subsidiary of PLM International, since August 1989, and as an executive officer of certain other of PLM International's subsidiaries or affiliates since 1982.

Richard K Brock was appointed a Director of PLM Financial Services, Inc. in October 1, 2000. Mr. Brock was appointed as Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

Susan C. Santo was appointed a Director of PLM Financial Services, Inc., a subsidiary of PLM International, in October 1, 2000. Miss Santo was appointed as Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International and PLM Financial Services, Inc. since 1990 and served as its Senior Attorney from 1994 until her appointment as General Counsel.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.







                    (This space is intentionally left blank)







ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)    Security Ownership of Certain Beneficial Owners

The General Partner is entitled to a 5% interest in the profits and losses and distributions of the Partnership subject to certain allocations of income. In addition to its General Partner interest, FSI owned 8,000 units in the Partnership as of December 31, 2000. As of December 31, 2000, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

(B) Security Ownership of Management

Table 3, below, sets forth, as of the date of this report, the amount and percent of the Partnership's outstanding depositary units beneficially owned by each of the directors and executive officers and all directors and executive officers as a group of the General Partner and its affiliates:

                                     TABLE 3

         NAME                             DEPOSITARY UNITS     PERCENT OF UNITS
         ----                             ----------------     ----------------

         Robert N. Tidball                      2,000                *

         All directors and officers
         As a group (1 person)                  2,000                *

         * Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

During 2000, the Partnership paid or accrued $0.6 million for management fees to PLM Financial Services, Inc. (FSI) or its affiliates. The Partnership reimbursed FSI or its affiliates $0.4 million for administrative and data processing services performed on behalf of the Partnership during 2000.

During 2000, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $36,000 and administrative and data processing services, $10,000.





                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1. Financial Statements

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     2. Financial Statements required under Regulation S-X Rule 3-09

     The following financial statements are filed as Exhibits of this Annual Report on Form 10-K:

     a. TAP Trust

(B)  Financial Statement Schedules

     Schedule II Valuation Accounts

     All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

(C)  Reports on Form 8-K

     None.

(D)  Exhibits

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

     24.  Powers of Attorney.

     Financial Statements required under Regulation S-X Rule 3-09:

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


Date:  March 12, 2001                      PLM EQUIPMENT GROWTH FUND III
                                           PARTNERSHIP

                                           By:      PLM Financial Services, Inc.
                                                    General Partner


                                           By:      /s/ Stephen M. Bess
                                                    Stephen M. Bess
                                                    President and Director


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


NAME                                   CAPACITY                  DATE
----                                   --------                  ----

*___________________
Stephen M. Bess                         Director, FSI             March 12, 2001


*___________________
Richard K Brock                         Director, FSI             March 12, 2001


*___________________
Susan C. Santo                          Director, FSI             March 12, 2001



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



/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact




                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                            Page
                                                                           ----
Independent auditors' report                                                 25

Balance sheets as of December 31, 2000 and 1999                              26

Statements of income for the years ended December 31,
     2000, 1999, and 1998                                                    27

Statements of changes in partners' capital for the years
     ended December 31, 2000, 1999, and 1998                                 28

Statements of cash flows for the years ended December 31,
     2000, 1999, and 1998                                                    29

Notes to financial statements                                             30-40

Independent auditor report on financial statement schedule                   41

Schedule II Valuation Accounts                                               42




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

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund III, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 2000 and has commenced an orderly liquidation of the Partnership assets. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 22, 2000, and following completion of the liquidation of the Partnership which is anticipated to occur in 2001, the General Partner will file a certificate of cancellation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund III as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




SAN FRANCISCO, CALIFORNIA
March 2, 2001





                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)



                                                                            2000                 1999
                                                                         -----------------------------------
  ASSETS

  Equipment held for operating leases, at cost                           $   40,028           $   84,191
  Less accumulated depreciation                                             (34,361)             (69,303)
                                                                         ---------------------------------
                                                                              5,667               14,888
  Equipment held for sale                                                     1,703                   --
  --------------------------------------------------------------------------------------------------------
      Net equipment                                                           7,370               14,888

  Cash and cash equivalents                                                   1,832                  486
  Restricted cash                                                               125                   --
  Accounts receivable, net of allowance for doubtful
      accounts of $455 in 2000 and $1,757 in 1999                               591                  727
  Investments in unconsolidated special-purpose entities                         76                2,498
  Debt issuance costs, net of accumulated
    amortization of $309 in 1999                                                 --                   31
  Prepaid expenses and other assets                                              43                   60
                                                                         ---------------------------------

        Total assets                                                     $   10,037           $   18,690
                                                                         =================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities
  Accounts payable and accrued expenses                                  $      462           $      786
  Due to affiliates                                                              72                  699
  Lessee deposits and reserve for repairs                                       187                1,419
  Note payable                                                                   --                7,458
                                                                         ---------------------------------
    Total liabilities                                                           721               10,362
                                                                         ---------------------------------

  Partners' capital
  Limited partners (9,871,073 depositary units
      as of December 31, 2000 and 1999)                                       9,316                8,328
  General Partner                                                                --                   --
                                                                         ---------------------------------
    Total partners' capital                                                   9,316                8,328
                                                                         ---------------------------------

        Total liabilities and partners' capital                          $   10,037            $  18,690
                                                                         =================================




                 See accompanying notes to financial statements.





                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
        (in thousands of dollars, except weighted-average unit amounts)


                                                                            2000            1999           1998
                                                                        --------------------------------------------
  REVENUES

  Lease revenue                                                          $  11,098       $  14,852      $  18,413
  Interest and other income                                                    205             445            286
  Net gain on disposition of equipment                                       9,707           2,197          3,808
                                                                         -------------------------------------------
    Total revenues                                                          21,010          17,494         22,507
                                                                         -------------------------------------------

  EXPENSES

  Depreciation and amortization                                              4,773           7,628         10,461
  Repairs and maintenance                                                    2,564           2,619          3,978
  Equipment operating expenses                                                  33             668          1,006
  Insurance expenses                                                           132             237            303
  Management fees to affiliate                                                 634             807          1,049
  Interest expense                                                             306           1,021          1,706
  General and administrative expenses to affiliates                            410             504            587
  Other general and administrative expenses                                  1,070           1,098            863
  (Recovery of) provision for  bad debts                                       (94 )           308           (335 )
  Revaluation of equipment                                                     202              --             --
  ------------------------------------------------------------------------------------------------------------------
    Total expenses                                                          10,030          14,890         19,618
                                                                         -------------------------------------------

  Minority interests                                                            --              22            (21 )

  Equity in net income of unconsolidated
        special-purpose entities                                               918           1,413             49
                                                                         -------------------------------------------

        Net income                                                       $  11,898           4,039      $   2,917
                                                                         ===========================================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                                       $  11,353           3,649      $   2,397
  General Partner                                                              545             390            520
                                                                         -------------------------------------------

        Total                                                            $  11,898           4,039      $   2,917
                                                                         ===========================================

  Limited partners' net income per weighted-average depositary
    unit                                                                 $    1.15            0.37      $    0.24
                                                                         ===========================================

  Cash distribution                                                      $  10,910           7,793      $  10,394
                                                                         ===========================================

  Cash distribution per weighted-average depositary unit                 $    1.05            0.75      $    1.00
                                                                         ===========================================









                 See accompanying notes to financial statements.







                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                            (in thousands of dollars)


                                                         Limited           General
                                                         Partners          Partner            Total
                                                       -------------------------------------------------

    Partners' capital as of December 31, 1997          $   19,559          $     --          $  19,559

  Net income                                                2,397               520          $   2,917

  Cash distribution                                        (9,874)             (520)           (10,394)
                                                       --------------------------------------------------

    Partners' capital as of December 31, 1998              12,082                --             12,082

  Net income                                                3,649               390              4,039

  Cash distribution                                        (7,403)             (390)            (7,793)
                                                       --------------------------------------------------

    Partners' capital as of December 31, 1999               8,328                --              8,328

  Net income                                               11,353               545             11,898

  Cash distribution                                       (10,365)             (545)           (10,910)
                                                       --------------------------------------------------

    Partners' capital as of December 31, 2000          $    9,316          $     --          $   9,316
                                                       ==================================================











                 See accompanying notes to financial statements.





                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (In thousands of dollars)



                                                                            2000            1999            1998
                                                                        ---------------------------------------------
  OPERATING ACTIVITIES

  Net income                                                             $   11,898      $    4,039      $    2,917
  Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
    Depreciation and amortization                                             4,773           7,628          10,461
    Net gain on disposition of equipment                                     (9,707)         (2,197)         (3,808)
    Revaluation of equipment                                                    202              --              --
    Equity in net income from unconsolidated special-
        purpose entities                                                       (918)         (1,413)            (49)
    Changes in operating assets and liabilities:
      Accounts receivable                                                       136             210             207
      Restricted cash                                                          (125)             --              --
      Prepaid expenses and other assets                                          17             (33)             23
      Accounts payable and accrued expenses                                    (324)           (482)           (275)
      Due to affiliates                                                         (27)             (6)           (267)
      Lessee deposits and reserves for repairs                               (1,232)            478             (94)
      Minority interests                                                         --            (224)           (228)
  -------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                             4,693           8,000           8,887
                                                                         --------------------------------------------

  Investing activities
  Equipment purchased and placed in unconsolidated
      special-purpose entities                                                   --              --          (1,198)
  Due to affiliates                                                              --             (36)             --
  Payment for capitalized repairs                                              (231)            (26)           (126)
  Payments of acquisition fees to affiliate                                      --              --             (54)
  Payments of lease negotiation fees to affiliate                                --              --             (12)
  Proceeds from disposition of equipment                                     12,512           3,790          12,077
  Liquidating distribution from unconsolidated
      special-purpose entities                                                3,218           3,548              --
  Distribution from unconsolidated
      special-purpose entities                                                  122              56           2,552
  -------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                            15,621           7,332          13,239
                                                                         --------------------------------------------

  Financing activities
  Net receipts from (repayments to) affiliate                                  (600)            600          (1,792)
  Principal payments on note payable                                         (7,458)        (11,082)        (10,750)
  Cash distribution paid to limited partners                                (10,365)         (7,403)         (9,874)
  Cash distribution paid to General Partner                                    (545)           (390)           (520)
  -------------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                               (18,968)        (18,275)        (22,936)
                                                                         --------------------------------------------

  Net increase (decrease) in cash and cash equivalents                        1,346          (2,943)           (810)
  Cash and cash equivalents at beginning of year                                486           3,429           4,239
                                                                         --------------------------------------------
  Cash and cash equivalents at end of year                               $    1,832      $      486      $    3,429
                                                                         ============================================

  Supplemental information
  Interest paid                                                          $      306      $    1,021      $    1,712
  ===================================================================================================================






                 See accompanying notes to financial statements.




                            EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

     Beginning in the Partnership's eleventh year of operations which commenced on January 1, 2000, the General Partner began the orderly liquidation of the Partnership's assets. During the liquidation phase, the Partnership's assets will continue to be reported at the lower of carrying amount or fair value less cost to sell. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 31, 2000, and following completion of the liquidation of the Partnership which is anticipated to occur in 2001, will file a certificate of cancellation.

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



                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.   BASIS OF PRESENTATION (CONTINUED)

     DEPRECIATION AND AMORTIZATION (CONTINUED)

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

     TRANSPORTATION EQUIPMENT

     In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted future cash flows are less than the carrying value of the equipment, a loss on revaluation is recorded. A loss on revaluation of $0.2 million was recorded during 2000. No reductions to the carrying values of equipment were required during 1999 or 1998.

     INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that owned transportation equipment. As of December 31, 2000, the Partnership owns a majority interest in one such entity. Prior to September 30, 1999, the Partnership controlled the management of this entity and thus it was consolidated into the Partnership's financial statements. On September 30, 1999, the corporate-by-laws of this entitiy were changed to require a unanimous vote by all owners on major business decisions. Thus, from September 30, 1999 forward, the Partnership no longer controls the management of this entity, and the accounting method for the entity was changed from the consolidation method to the equity method.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment
     Corporation (TEC). TEC is a wholly-owned subsidiary of FSI. The Partnership's interest in USPEs are managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

     REPAIRS AND MAINTENANCE

     Repair and  maintenance  costs for  railcars  and  trailers are usually the obligation of the Partnership. Maintenance costs for aircraft and containers are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.




                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.   BASIS OF PRESENTATION (CONTINUED)

     NET INCOME AND DISTRIBUTIONS PER DEPOSITARY UNIT

     Cash distributions of the Partnership are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. Net income is allocated to or from the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner allocated $0.1 million to the limited partners during 2000. The General Partner received an allocation in the amount of $0.2 million and $0.4 million from the gross gain on disposition of equipment for the years ended December 31, 1999 and 1998, respectively. The limited partners' net income and distributions are allocated among the limited partners based on the number of depositary units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

     Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $0, $3.8 million, and $7.5 million, for the years ended December 31, 2000, 1999, and 1998, respectively, were deemed to be a return of capital.

     NET INCOME PER WEIGHTED-AVERAGE DEPOSITARY UNIT

     Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 2000, 1999, and 1998 were 9,871,073.

     COMPREHENSIVE INCOME

     The Partnership's net income was equal to comprehensive income for the years ended December 31, 2000, 1999, and 1998.

     CASH AND CASH EQUIVALENTS

     The Partnership considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less to be cash equivalents.

     RESTRICTED CASH

     As of December 31, 2000, restricted cash represented lessee security deposits held by the Partnership.

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

     An officer of FSI, a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the or operating personnel for




                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES (CONTINUED)

     equipment, and similar services. The Partnership's proportional share of USPE management fees of $10,000 and $12,000 were payable as of December 31, 2000 and 1999, respectively. The Partnership's proportional share of USPEs management fee expense during 2000, 1999, and 1998 was $36,000, $0.1 million, and $0.1 million, respectively. The Partnership reimbursed FSI and its affiliates $0.4 million, $0.5 million, and $0.6 million, for administrative and data processing services performed on behalf of the Partnership in 2000, 1999, and 1998, respectively.

     The Partnership's proportional share of USPEs administrative and data processing services reimbursed to FSI was $10,000, $6,000, and $26,000 during 2000, 1999, and 1998, respectively.

     The Partnership paid lease negotiation and equipment acquisition fees of $0.1 million to TEC during 1998. No lease negotiation and equipment acquisition fees were paid to TEC during 2000 or 1999.

     The Partnership owned certain equipment in conjunction with affiliated programs (see Note 4).

     During 2000, the Partnership borrowed a total of $4.6 million from the General Partner in addition to the $0.6 million outstanding on December 31, 1999. The General Partner charged the Partnership market interest rates. Total interest paid to the General Partner was $0.1 million. All borrowings were repaid by December 31, 2000.

     The balance due to affiliates as of December 31, 2000 included $0.1 million due to FSI and its affiliates for management fees. The balance due to affiliates as of December 31, 1999 included $0.1 million due to FSI and its affiliates for management fees and $0.6 million to FSI for the loan made to the Partnership.

3.   EQUIPMENT

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):

       Equipment Held for Operating Leases:         2000              1999
                                                --------------------------------

       Rail equipment                           $   33,370         $   33,572
       Trailers                                      3,428              4,166
       Marine containers                             3,230              4,453
       Aircraft                                         --             42,000
                                                --------------------------------
                                                    40,028             84,191
       Less accumulated depreciation               (34,361)           (69,303)
                                                --------------------------------
                                                     5,667             14,888
       Equipment Held for Sale                       1,703                 --
                                                --------------------------------
         Net equipment                          $    7,370         $   14,888
                                                ================================


     Revenues are earned by placing the equipment under operating leases. The Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on a fixed rates. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc. were based on a fixed rate for a specific period of time.





                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000




3.   EQUIPMENT (CONTINUED)

     As of December 31, 2000, all owned equipment in the Partnership portfolio was on lease except for 88 railcars, 25 trailers, and an aircraft. As of December 31, 1999, all owned equipment in the Partnership portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards, except for 40 railcars, and an aircraft. The aggregate net book value of equipment off lease was $0.6 million and $1.2 million as of December 31, 2000 and 1999, respectively.

     During 2000, the Partnership sold or disposed of marine containers, trailers, railcars, and aircraft with an aggregate net book value of $2.8 million for proceeds of $12.5 million.

     During 1999, the Partnership sold or disposed of marine containers, trailers, railcars, and an aircraft with an aggregate net book value of $1.6 million for proceeds of $3.8 million.

     During 2000, the Partnership entered into contracts to sell the Partnership's 737-200 stage II and Dash 8-300 aircraft. Consequently, these two aircraft are reported as assets held for sale as of December 31, 2000. There were no assets held for sale as of December 31, 1999.

     In the fourth quarter of 1996, the Partnership ended its investment phase in accordance with the limited partnership agreement; therefore, no equipment was purchased during 2000, 1999, or 1998. The Partnership made capital improvements as required by lease agreement to the Partnership's existing equipment of $0.2 million, $26,000, and $0.1 million were made during 2000, 1999, and 1998, respectively.

     All leases for owned equipment are being accounted for as operating leases. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $0.2 million, $0.3 million, and $0.8 million in 2000, 1999, and 1998, respectively.

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL PURPOSE ENTITIES

     The Partnership owned equipment jointly with affiliated programs.

     In September 1999, the General Partner amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 2000, the balance sheet reflects all investments in USPEs on an equity basis.

     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) as of December 31, (in thousands of dollars):


                                                                                            2000           1999
                                                                                        -----------    -----------
            56% interest in an entity that owned a bulk-carrier marine vessel           $       76     $    2,440
            25% interest in a trust that owned four 737-200 Stage II commercial
              aircraft                                                                          --             58
                                                                                        -----------    -------------
                Net investments                                                         $       76     $    2,498
                                                                                        ===========    ===========




                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL PURPOSE ENTITIES (CONTINUED)

     During 2000, the Partnership sold its 56% interest in an entity that owned a bulk-carrier marine vessel and received liquidation proceeds of $3.2 million for its net investment of $2.1 million.

     During 1999, the Partnership sold its 17% interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables and received liquidation proceeds of $3.5 million for its net investment of $1.9 million.

     As of December 31, 2000, the Partnership's remaining interest in the entity that owned a marine vessel represents $0.1 million of receivables from the former lessee.

     The following summarizes the financial information for the USPEs and the Partnership's interests therein as of and for the years ended December 31, (in thousands of dollars):

                                           2000                          1999                         1998
                                ---------------------------   ---------------------------   -------------------------
                                  Total        Net Interest     Total       Net Interest      Total      Net Interest
                                  USPEs            of           USPEs           Of            USPEs           of
                                               Partnership                  Partnership                  Partnership
                                ------------    -----------   ------------   ------------   -----------  ------------
        Net investments        $       135     $       76     $    4,881     $    2,498    $    12,581   $    2,160
        Lease revenues               1,273            713          1,910            243          6,279        1,229
        Net income                   1,628            918          8,902          1,413          9,214           49

5.   OPERATING SEGMENTS

     The Partnership operates or operated primarily in six different segments: aircraft leasing, marine container leasing, mobile offshore drilling unit
     (MODU) leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of certain general and administrative expenses, interest expense, and certain other expenses. The segments are managed separately due to different business strategies for each operation.




                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

5.   OPERATING SEGMENTS (CONTINUED)

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                     MARINE
                                           AIRCRAFT  CONTAINER   MARINE   TRAILER    RAILCAR     ALL
     FOR THE YEAR ENDED DECEMBER 31, 2000  LEASING   LEASING     VESSEL   LEASING    LEASING    OTHER(1)    TOTAL
     ------------------------------------  -------   -------     ------   -------    -------    ------      -----
     REVENUES

       Lease revenue                       $  3,867  $     80   $     --  $    560   $  6,591  $     --   $ 11,098
       Interest income and other                (18)       --         --        --         12       211        205
       Net gain on disposition of             9,460        62         --        79        106        --      9,707
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                      13,309       142         --       639      6,709       211     21,010

     EXPENSES
       Operations support                       464         4         --       208      2,019        34      2,729
       Depreciation and amortization          2,784        72         --       255      1,633        29      4,773
       Interest expense                          --        --         --        --         --       306        306
       Management fee expense                   142         4         --        29        459        --        634
       General and administrative expenses      251         1         --       100        267       861      1,480
       Revaluation of equipment                  --        --         --       202         --        --        202
       Provision for (recovery of) bad           --        --         --        (7)       (87)       --        (94)
       debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             3,641        81         --       787      4,291     1,230     10,030
     Equity in net income of USPEs               23        --        895        --         --        --        918
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  9,691  $     61   $    895  $   (148 ) $  2,418  $ (1,019 ) $ 11,898
                                           ========================================================================

     AS OF DECEMBER 31, 2000
     Total assets                          $  1,837  $    149   $     76  $    965   $  5,135  $  1,875   $ 10,037
                                           ========================================================================

(1) Includes certain interest income and costs not identifiable to a particular segment such as interest and amortization expense and certain operations support and general and administrative expenses.


                                                     MARINE
                                           AIRCRAFT  CONTAINER   MARINE   TRAILER    RAILCAR     ALL
     FOR THE YEAR ENDED DECEMBER 31, 1999  LEASING   LEASING     VESSEL   LEASING    LEASING    OTHER(1)    TOTAL
     ------------------------------------  -------   -------     ------   -------    -------    ------      -----
     REVENUES

       Lease revenue                       $  5,632  $    120   $  1,477  $    741   $  6,882  $     --   $ 14,852
       Interest income and other                 47        --         45        --        170       183        445
       Net gain (loss) on disposition of
         Equipment                            1,760        96         --       (42)       383        --      2,197
                                           ------------------------------------------------------------------------
         Total revenues                       7,439       216      1,522       699      7,435       183     17,494

     EXPENSES
       Operations support                       656         2        817       229      1,782        38      3,524
       Depreciation and amortization          4,693       114        643       344      1,766        68      7,628
       Interest expense                          --        --         --        --         --     1,021      1,021
       Management fee expense                   213         6         75        41        472        --        807
       General and administrative expenses      419         4         45       132        270       732      1,602
       Provision for (recovery of) bad          222        --         --       (15)       101        --        308
       debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             6,203       126      1,580       731      4,391     1,859     14,890
                                           ------------------------------------------------------------------------
       Minority interests                        --        --         --        --         --       (22)       (22)
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,477        --        (64)       --         --        --      1,413
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  2,713  $     90   $   (122) $    (32)  $  3,044  $ (1,654)  $  4,039
                                           ========================================================================

     AS OF DECEMBER 31, 1999
     Total assets                          $  6,954  $    325   $  2,443  $  1,738   $  6,588  $    642   $ 18,690
                                           ========================================================================

(1)Includes certain interest income and costs not identifiable to a particular segment such as interest and amortization expense and certain operations support and general and administrative expenses.






                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

5.   OPERATING SEGMENTS (CONTINUED)

                                                      MARINE
                                           AIRCRAFT  CONTAINER    MODU    TRAILER    RAILCAR     ALL
     FOR THE YEAR ENDED DECEMBER 31, 1998  LEASING   LEASING    LEASING   LEASING    LEASING    OTHER(1)    TOTAL
     ------------------------------------  -------   -------    -------   -------    -------    ------      -----
     REVENUES

       Lease revenue                       $  6,471  $    278   $    756  $  1,256   $  7,144  $  2,508   $ 18,413
       Interest income and other                 23        --         --        --         78       185        286
       Net gain (loss) on disposition of
         equipment                              (14 )      60      3,619      (123)       266        --      3,808
                                           ------------------------------------------------------------------------
         Total revenues                       6,480       338      4,375     1,133      7,488     2,693     22,507

     EXPENSES
       Operations support                     1,321         6         18       221      2,376     1,345      5,287
       Depreciation and amortization          6,240       240        512       496      1,849     1,124     10,461
       Interest expense                          --        --         --        --         --     1,706      1,706
       Management fee                           298        14         38        77        497       125      1,049
       General and administrative expenses      211         5          6       186        285       757      1,450
       Provision for (recovery of) bad         (358)       --         --        44        (22)        1       (335)
       debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             7,712       265        574     1,024      4,985     5,058     19,618
                                           ------------------------------------------------------------------------
       Minority interests                        --        --         --        --         --        21         21
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs               49        --         --        --         --        --         49
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
     Net income (loss)                     $ (1,183) $     73   $  3,801  $    109   $  2,503  $ (2,386)  $  2,917
                                           ========================================================================

     AS OF DECEMBER 31, 1998
     Total assets                          $ 14,788  $    512   $     --  $  2,148   $  8,072  $  9,992   $ 35,512
                                           ========================================================================

(1) Includes certain interest income and costs not identifiable to a particular segment such as interest and amortization expense and certain operations support and general and administrative expenses.


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

     The table below set forth lease revenue by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domicile of the lessee as of and for the years ended December 31, (in thousands of dollars):


           Region                       Owned Equipment                    Investments in USPEs
-----------------------------  -----------------------------------  -----------------------------------
                                   2000        1999        1998         2000        1999        1998
                               -----------------------------------  -----------------------------------
United States                  $    2,513  $    3,651       4,917   $       --  $       --   $      --
Canada                              6,364       6,768       6,257           --          --         449
Europe                              2,141       2,836       2,836           --          --         780
Asia                                   --          --         861           --          --          --
Rest of the world                      80       1,597       3,542          713         243          --
                               -----------------------------------  -----------------------------------
   Lease revenues              $   11,098  $   14,852      18,413   $      713  $      243   $   1,229
                               ===================================  ===================================





                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


6.   GEOGRAPHIC INFORMATION (CONTINUED)

     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31, (in thousands of dollars):

           Region                       Owned Equipment                    Investments in USPEs
-----------------------------  -----------------------------------  -----------------------------------
                                   2000        1999        1998         2000        1999        1998
                               -----------------------------------  -----------------------------------
United States                  $   (1,021) $      (64)      1,513   $       --  $       --   $      --
Canada                              8,642       4,375       1,384           23       1,477          10
Europe                              5,921         621        (379)          --          --          39
Asia                               (1,530)     (1,627)     (1,138)          --          --          --
Rest of the world                      61          38       3,836          895         (64)         --
                               -----------------------------------  -----------------------------------
Regional income (loss)             12,073       3,343       5,216          918       1,413          49
Administrative and other
net loss                           (1,093)       (717)     (2,348)          --          --          --
                               -----------------------------------  -----------------------------------
     Net income                 $  10,980  $    2,626       2,868   $      918  $    1,413   $      49
                               ===================================  ===================================

The net book value of these assets as of December 31, were as follows (in thousands of dollars):


           Region                       Owned Equipment                    Investments in USPEs
-----------------------------  -----------------------------------  -----------------------------------
                                   2000        1999        1998         2000        1999        1998
                               -----------------------------------  -----------------------------------
United States                  $    2,694  $    3,321       6,475   $       --  $       --   $      --
Europe                                 --       3,020       7,258           --          --       2,054
Canada                              4,454       7,227       7,114           --          58         106
Asia                                  150       1,051       1,951           --          --          --
Rest of the world                      72         269       5,584           76       2,440          --
                               -----------------------------------  -----------------------------------
    Net book value             $    7,370  $   14,888      28,382   $       76  $    2,498   $   2,160
                               ===================================  ===================================

7.   NOTE PAYABLE

     The Partnership had a note outstanding for $7.5 million as of December 31, 1999, with interest computed at LIBOR plus 1.5% per annum. During 2000, the Partnership repaid this loan in accordance with the terms of the facility.

8.   CONCENTRATIONS OF CREDIT RISK

     No single lessee accounted for more than 10% of total consolidated revenues for the year ended December 31, 2000, 1999, and 1998. However, BCI Aircraft Leasing, Inc. purchased two Boeing 737's from the Partnership and the gain from the sale accounted for 33%, of total consolidated revenues from the wholly-and partially-owned equipment during 2000. R & B Falcon Drilling, Inc. purchased a mobile offshore drilling unit from the Partnership and the gain from the sale accounted for 15% of total consolidated revenues from wholly-and partially-owned equipment during 1998.

     As of December 31, 2000 and 1999, the General Partner believes the Partnership had no significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.   INCOME TAXES

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.



                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

9.   INCOME TAXES (CONTINUED)

     As of December 31, 2000, the financial statement carrying amount of assets and liabilities was approximately $22.6 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provision for bad debt, prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.  CONTINGENCIES

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counter claims are completely without merit, and the General Partner will vigorously defend against such counter claims. The General Partner believes the likelihood of an unfavorable outcome from the counter claims is remote.

11.  LIQUIDATION OF PARTNERSHIP

     During the first quarter of 2000, the Partnership completed its 11th year of operations. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of
     California on December 22, 2000, and following completion of the liquidation of the Partnership which is anticipated to occur in 2001, the General Partner will file a certificate of cancellation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed from time to time to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be reported at the lower of depreciated cost of fair value less cost to dispose. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 (in thousands of dollars, except per share amounts):

                                      March        June         September         December
                                       31,          30,            30,               31,            Total
                                   ----------------------------------------------------------------------------
      Operating results:
        Total revenues             $   3,205    $   3,050      $    12,664        $    2,091       $   21,010
        Net income (loss)                551    $     213           11,433              (299)          11,898

      Per weighted-average depositary unit:

      Limited Partners
        net income (loss)          $    0.05    $    0.02  $          1.16        $     (0.08)     $     1.15




                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1999 in thousands of dollars, except per share amounts):

                                      March        June         September         December
                                       31,          30,            30,               31,           Total
                                   ---------------------------------------------------------------------
      Operating results:
        Total revenues              $   3,985    $    4,407    $   3,944         $   5,158    $   17,494
        Net income (loss)               1,700           727         (216)            1,828         4,039

      Per weighted-average depositary unit:

      Limited Partners'
        net income (loss)           $    0.16    $     0.06    $    (0.03)       $    0.18    $     0.37

13.  SUBSEQUENT EVENT

     On January 04, 2001, the General Partner for the Partnership announced that it has begun recognizing transfers involving trading of units in the partnership for the 2001 calendar year. The Partnership is listed on the OTC Bulletin Board under the symbols GFZPZ.

     In February 2001, PLM International, the parent of the Partnership, announced that MILPI Acquisition Corp. (MILPI) completed its cash tender offer for the outstanding common stock of PLM International. To date, MILPI has acquired 83% of the common shares outstanding. MILPI will complete its acquisition of PLM International by effecting a merger of MILPI into PLM International under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001.

     During February 2001, the Partnership sold a Boeing 737-200 commercial aircraft with a net book value of $0.2 million for $2.3 million which was an asset held for sale as of December 31, 2000.






                          INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth Fund III:


Under date of March 2, 2001, we reported on the balance sheets of PLM Equipment Growth Fund III as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






San Francisco, CA
March 2, 2001


                                   SCHEDULE II


                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEAR ENDED DECEMBER 31, 2000, 1999, AND 1998
                            (in thousands of dollars)

                                                                       Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------
  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $      1,757       $           --        $    (1,302)    $      455
                                           ======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $      1,469       $          308        $       (20)    $    1,757
                                           ======================================================================

  Year Ended December 31, 1998
       Allowance for Doubtful Accounts     $      1,834       $           --        $      (365)    $    1,469
                                           ======================================================================





                          PLM EQUIPMENT GROWTH FUND III

                                INDEX OF EXHIBITS



  EXHIBIT                                                                   PAGE

    4.     Limited Partnership Agreement of Partnership.                      *

    4.1    Amendment, dated November 18, 1991, to Limited Partnership         *
           Agreement of Partnership.

   10.1    Management Agreement between Partnership and PLM Investment        *
           Management, Inc.

   24.     Powers of Attorney.                                             44-46

           Financial Statements required under Regulation S-X Rule 3-09:

  99.1     TAP Trust


----------
* Incorporated by reference. See page 22 of this report.