Form 10-Q
period 2001-03-31
PLM EQUIPMENT GROWTH FUND III
filed 2001-05-09
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2001

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ____ X ____ No ______



                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                              March 31,  December 31,
                                                                2001        2000
                                                              --------    --------
Assets

Equipment held for operating lease, at cost                   $ 39,510    $ 40,028
Less accumulated depreciation                                  (34,277)    (34,361)
                                                              --------    --------
                                                                 5,233       5,667
Equipment held for sale                                           --         1,703
                                                              --------    --------
  Net equipment                                                  5,233       7,370

Cash and cash equivalents                                        7,284       1,832
Restricted cash                                                   --           125
Accounts and note receivable, net of allowance for doubtful
    accounts of $485 in 2001 and $455 in 2000                    1,076         591
Investments in unconsolidated special-purpose entities            --            76
Prepaid expenses and other assets                                   64          43
                                                              --------    --------

    Total assets                                              $ 13,657    $ 10,037
                                                              ========    ========

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                         $    360    $    462
Due to affiliates                                                  106          72
Lessee deposits and reserves for repairs                             2         187
                                                              --------    --------
  Total liabilities                                                468         721
                                                              --------    --------

Partners' capital:
Limited partners (9,871,073 depositary units as
    of March 31, 2001 and December 31, 2000)                    13,189       9,316
General Partner                                                   --          --
                                                              --------    --------
  Total partners' capital                                       13,189       9,316
                                                              --------    --------

    Total liabilities and partners' capital                   $ 13,657    $ 10,037
                                                              ========    ========


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)



                                                           For the Three Months
                                                               Ended March 31,
                                                             2001         2000
                                                           -------      -------
Revenues

Lease revenue                                              $ 1,970      $ 3,154
Interest and other income                                       53           14
Net gain on disposition of equipment                         3,842           37
                                                           -------      -------
  Total revenues                                             5,865        3,205
                                                           -------      -------

Expenses

Depreciation and amortization                                  601        1,388
Repairs and maintenance                                        560          455
Equipment operating expenses                                     8            8
Insurance expense                                               71           35
Management fees to affiliate                                   119          179
Interest expense                                              --            150
General and administrative expenses to affiliates              164          113
Other general and administrative expenses                      429          297
Provision for (recovery of) bad debts                           30          (43)
                                                           -------      -------
  Total expenses                                             1,982        2,582
                                                           -------      -------

Equity in net loss of unconsolidated
    special-purpose entities                                   (10)         (72)
                                                           -------      -------

    Net income                                             $ 3,873      $   551
                                                           =======      =======

Partners' share of net income

Limited partners                                           $ 3,873      $   523
General Partner                                               --             28
                                                           -------      -------

    Total                                                  $ 3,873      $   551
                                                           =======      =======

Limited partners' net income per weighted-average
  depositary unit                                          $  0.39      $  0.05
                                                           =======      =======


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the Period from December 31, 1999 to March 31, 2001
                            (in thousands of dollars)



                                               Limited     General
                                               Partners    Partner       Total
                                               --------    --------    --------
  Partners' capital as of December 31, 1999    $  8,328    $   --      $  8,328

Net income                                       11,353         545      11,898

Cash distribution                               (10,365)       (545)    (10,910)
                                               --------    --------    --------

  Partners' capital as of December 31, 2000       9,316        --         9,316

Net income                                        3,873        --         3,873
                                               --------    --------    --------

  Partners' capital as of March 31, 2001       $ 13,189    $   --      $ 13,189
                                               ========    ========    ========








                 See accompanying notes to financial statements.


                                                PLM EQUIPMENT GROWTH FUND III
                                                   (A Limited Partnership)
                                                  STATEMENTS OF CASH FLOWS
                                                  (in thousands of dollars)
                                                                                                            For the Three Months
                                                                                                                Ended March 31,
                                                                                                           2001              2000
                                                                                                         -------            -------
Operating activities

Net income                                                                                               $ 3,873            $   551
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                                                              601              1,388
  Net gain on disposition of equipment                                                                    (3,842)               (37)
  Equity in net loss from unconsolidated special-purpose entities                                             10                 72
  Changes in operating assets and liabilities:
    Accounts and note receivables, net                                                                      (485)               (97)
    Restricted cash                                                                                          125               --
    Prepaid expenses and other assets                                                                        (21)                18
    Accounts payable and accrued expenses                                                                   (102)              (479)
    Due to affiliates                                                                                         34                 17
    Lessee deposits and reserves for repairs                                                                (185)                63
                                                                                                         -------            -------
      Net cash provided by operating activities                                                                8              1,496
                                                                                                         -------            -------

Investing activities

Payments for capitalized improvements                                                                        (44)              --
Distributions from unconsolidated special-purpose entities                                                    66                 87
Proceeds from disposition of equipment                                                                     5,422                173
                                                                                                         -------            -------
      Net cash provided by investing activities                                                            5,444                260
                                                                                                         -------            -------

Financing activities

Principal payments on note payable                                                                          --               (3,727)
Payments on short-term loan from affiliate                                                                  --                 (600)
Proceeds from short-term loan from affiliate                                                                --                2,350
                                                                                                         -------            -------
      Net cash used in financing activities                                                                 --               (1,977)
                                                                                                         -------            -------

Net increase (decrease) in cash and cash equivalents                                                       5,452               (221)
Cash and cash equivalents at beginning of period                                                           1,832                486
                                                                                                         -------            -------
Cash and cash equivalents at end of period                                                               $ 7,284            $   265
                                                                                                         =======            =======


Supplemental information

Interest paid                                                                                            $  --              $   147
                                                                                                         =======            =======


                                            See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of March 31, 2001 and December 31, 2000, the statements of income for the three months ended March 31, 2001 and 2000, the statements of changes in partners' capital for the period from December 31, 1999 to March 31, 2001, and the statements of cash flows for the three months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

     The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 2000 and has commenced an orderly liquidation of the Partnership's assets. During the liquidation phase, the Partnership's assets will continue to be reported at the lower of carrying amount or fair value less cost to sell. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 31, 2000, and following completion of the liquidation of the Partnership which is anticipated to occur in 2001, will file a certificate of cancellation.

3.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. There were no cash distributions for the three months ended March 31, 2001 and 2000.

     Cash distributions related to the results from the first quarter of 2001 of $0.6 million, will be paid during May 2001.

4.   Transactions with General Partner and Affiliates

     The balance due to affiliates as of March 31, 2001 and December 31, 2000 included $0.1 million due to FSI and its affiliate for management fees and administrative expenses.

     There was no Partnership's proportional share of USPE-affiliated management fees payable as of March 31, 2001. The Partnership's proportional share of USPE-affiliated management fees payable as of December 31, 2000 was $10,000.

     The Partnership's proportional share of the expenses incurred by the unconsolidated special-purpose entities during the first quarters of 2001 and 2000 were $1,000 and $13,000, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

5.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):

                                                        March 31,   December 31,
                                                          2001           2000
                                                        --------       --------
     Rail equipment                                     $ 33,286       $ 33,370
     Trailers                                              3,240          3,428
     Marine containers                                     2,984          3,230
                                                        --------       --------
                                                          39,510         40,028
     Less accumulated depreciation                       (34,277)       (34,361)
                                                        --------       --------
                                                           5,233          5,667
     Equipment held for sale                                --            1,703
                                                        --------       --------
         Net equipment                                  $  5,233       $  7,370
                                                        ========       ========

     As of March 31, 2001, all equipment in the Partnership portfolio was on lease except for 67 railcars and 20 trailers. As of December 31, 2000, all owned equipment in the Partnership portfolio was on lease except for 88 railcars, 25 trailers, and an aircraft. The net book value of the equipment off lease was $0.3 million and $0.6 million as of March 31, 2001 and December 31, 2000, respectively.

     Capital improvements to the Partnership's equipment of $44,000 were made during the three months ended March 31, 2001. No capital improvements were made during the three months ended March 31, 2000.

     During the three months ended March 31, 2001, the Partnership disposed of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.6 million, for aggregate proceeds of $5.4 million. The aircraft was reported as equipment held for sale as of December 31, 2000.

     During the three months ended March 31, 2000, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.2 million.

6.   Investments in an Unconsolidated Special-Purpose Entity (USPE)

     The net investment in an USPE included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                              March 31,  December 31,
                                                                2001         2000
                                                                ----         ----

     56% interest in an entity that owned a marine vessel       $ --        $76
                                                                ----        ---
         Net investments                                        $ --        $76
                                                                ====        ===



                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

7.   Operating Segments

     The Partnership operates or operated primarily in four different segments: aircraft leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                                     Marine
                                                         Aircraft    Railcar    Container   Trailer       All
     For the quarter Ended March 31, 2001                Leasing     Leasing     Leasing    Leasing     Other(1)       Total
     ------------------------------------                -------     -------     -------    -------     --------       -----
     Revenues
       Lease revenue                                    $    185    $  1,680    $     12    $     93     $   --       $  1,970
       Interest income and other                               6        --          --          --             47           53
       Net gain on disposition of equipment                3,699          90          32          21         --          3,842
                                                        --------    --------    --------    --------     --------     --------
         Total revenues                                    3,890       1,770          44         114           47        5,865

     Costs and Expenses
       Operations support                                     25         509        --            45           60          639
       Depreciation and amortization                         151         395           9          46         --            601
       Management fees                                         2         111           1           5         --            119
       General and administrative expenses                   147          52        --            20          374          593
       Provision of bad debts                               --            30        --          --           --             30
                                                        --------    --------    --------    --------     --------     --------
         Total costs and expenses                            325       1,097          10         116          434        1,982
                                                        --------    --------    --------    --------     --------     --------
     Equity in net loss of USPEs                            --          --          --          --            (10)         (10)
                                                        --------    --------    --------    --------     --------     --------
     Net income (loss)                                  $  3,565    $    673    $     34    $     (2)    $   (397)    $  3,873
                                                        ========    ========    ========    ========     ========     ========

     Total assets as of March 31, 2001                  $    473    $  4,830    $    111    $    895     $  7,348     $ 13,657
                                                        ========    ========    ========    ========     ========     ========

                                                                     Marine
                                                         Aircraft    Railcar    Container   Trailer       All
     For the quarter Ended March 31, 2001                Leasing     Leasing     Leasing    Leasing     Other(1)       Total
     ------------------------------------                -------     -------     -------    -------     --------       -----
     Revenues
       Lease revenue                                   $  1,205    $  1,751     $     32    $    166     $   --       $  3,154
       Interest income and other                           --          --           --          --             14           14
       Net gain (loss) on disposition of
         equipment                                         --            44            7         (14)        --             37
                                                       --------    --------     --------    --------     --------     --------
         Total revenues                                   1,205       1,795           39         152           14        3,205

     Costs and Expenses
       Operations support                                    49         386         --            53           10          498
       Depreciation and amortization                        867         420           23          63           15        1,388
       Interest expense                                    --          --           --          --            150          150
       Management fees                                       46         123            1           9         --            179
       General and administrative expenses                   37          56         --            29          288          410
       Recovery of bad debts                               --           (42)        --            (1)        --            (43)
                                                       --------    --------     --------    --------     --------     --------
         Total costs and expenses                           999         943           24         153          463        2,582
                                                       --------    --------     --------    --------     --------     --------
     Equity in net income (loss) of USPEs                    22        --           --          --            (94)         (72)
                                                       --------    --------     --------    --------     --------     --------
     Net income (loss)                                 $    228    $    852     $     15    $     (1)    $   (543)         551
                                                       ========    ========     ========    ========     ========     ========

     Total assets as of March 31, 2000                 $  6,329    $  6,039     $    334    $  1,547     $  2,616     $ 16,865
                                                       ========    ========     ========    ========     ========     ========

--------------------------
(1) Includes certain interest income and costs not identifiable to a particular segment such as amortization expense and certain operations support and general and administrative expenses.

(2) Includes certain interest income and costs not identifiable to a particular segment such as interest and amortization expense and certain operations support and general and administrative expenses.


                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

8.   Net Income Per Weighted-Average Partnership Unit

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to the limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2001 and 2000 was 9,871,073.

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

10.  Liquidation and Special Distributions

     On January 1, 2000, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid in the first quarter of 2001 and 2000. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund III's (the Partnership's) Operating Results for the Three Months Ended March 31, 2001 and 2000

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2001 when compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                      For the Three Months
                                                         Ended March 31,
                                                     2001             2000
                                                     ------          ------
     Railcars                                        $1,171          $1,365
     Aircraft                                           160           1,156
     Trailers                                            48             113
     Marine containers                                   12              32

Railcars: Railcars lease revenues and direct expenses were $1.7 million and $0.5 million, respectively, for the quarter ended March 31, 2001 compared to $1.8 million and $0.4 million for the quarter ended March 31, 2000. Lease revenues declined as a result of lower lease rates. The increase in direct expenses of $0.1 million was a result of more repairs being required on rail equipment in the first quarter of 2001 than was needed during the first quarter of 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $25,000, respectively, for the quarter ended March 31, 2001, compared to $1.2 million and $49,000, respectively, during the same period of 2000. Lease revenues decreased $1.0 million during the three months ended March 31, 2001 compared to the same period in 2000 due to the sale of two aircraft during 2001.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $45,000, respectively, for the quarter ended March 31, 2001, compared to $0.2 million and $0.1 million, respectively, during the same period of 2000. The number of trailers owned by the Partnership has been declining due to dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $12,000 and zero, respectively, for the quarter ended March 31, 2001, compared to $32,000 and $1,000, respectively, during the same period of 2000. The number of marine containers owned by the Partnership has been declining due to dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.4 million for the quarter ended March 31, 2001 decreased from $2.1 million for the same period of 2000. Significant variances are explained as follows:

     (i) A  decrease  of $0.8  million  in  depreciation  and  amortization
     expenses  from  2000  levels   reflects  the  disposition  of  certain
     Partnership assets during 2001 and 2000.

     (ii) A decrease of $0.2 million in interest expense was due to the repayment of the Partnership's debt during 2000.

     (iii) A $0.2 million increase in general and administrative expenses was due to an increase of $0.1 million in legal fees related to aircraft litigation. Allocations by the General Partner also increased $0.1 million, of which $30,000 was due to severance costs related to staff reductions.

     (iv) A $0.1 million increase in bad debt expense from the first quarter of 2000. A $0.1 million increase was due to the General Partner's evaluation of the collectability of receivables due from certain lessee and a $43,000 increase was due to recovery of bad debt previously reserved for during the first quarter of 2000. A similar recovery did not occur in the first quarter of 2001.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the first quarter of 2001 was $3.8 million, resulting from the disposition of aircraft, marine containers, railcars, and trailers, with an aggregate net book value of $1.6 million, for aggregate proceeds of $5.4 million. The net gain on the disposition of owned equipment for the first quarter of 2000 was $37,000, resulting from the disposition of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.2 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                          For the Three Months
                                                             Ended March 31,
                                                             2001     2000
                                                             ----     ----
     Aircraft, aircraft engines, and rotables                $--      $ 22
     Marine vessel                                           (10)      (94)
                                                             ----     ----
         Equity in net income (loss) of USPEs               $(10)     $(72)
                                                            ====      ====

Aircraft, aircraft engines, and rotables: As of March 31, 2001, the Partnership had no remaining interest in entities that owned aircraft, aircraft engines, or rotables. The Partnership had no revenues or expenses in USPE's that owned aircraft, aircraft engines, and rotables in the three months ended March 31, 2001. The Partnership's share of aircraft revenues and expenses were $22,000 and zero, respectively, for the quarter ended March 31, 2000. The $22,000 of aircraft revenues for the three months ended March 31, 2000 represented interest income earned during the first quarter of 2000 on accounts receivable.

Marine vessel: As of March 31, 2001, the Partnership had no remaining interest in entities that owned marine vessels. The Partnership's share of revenues and expenses of marine vessels was $6,000 and $16,000, respectively, for the quarter ended March 31, 2001, compared to $0.2 million and $0.3 million, respectively, for the same period of 2000. The decrease in revenues and expenes of marine vessels in the first quarter of 2001 compared to the same period of 2000 was due to the sale of the Partnership's interest in an entity that owned a marine vessel during the third quarter of 2000.

(E)  Net Income

As a result of the foregoing, the Partnership had a net income of $3.9 million in the first quarter of 2001 compared to net income of $0.6 million in the first quarter of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended March 31, 2001 is not necessarily indicative of future periods. In the first quarter of 2001, the Partnership did not make any cash distributions.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 2001, the Partnership  generated  operating
cash  of  $0.1  million  (net  cash  provided  by  operating  activities,   plus
non-liquidating distributions from USPEs) to meet its operating obligations.

During the three months ended March 31, 2001, the Partnership sold owned equipment and received aggregate proceeds of $5.4 million.

During the three months ended March 31, 2001, accounts and note receivables increased $0.5 million was due to the increase in notes receivable related to an aircraft sold in the first quarter of 2001.

During the three months ended March 31, 2001, accounts payable and accrued expenses decreased $0.1 million due to the reduction of the size of the Partnership's equipment portfolio.

During the three months ended March 31, 2001, lessee deposits and reserves for repairs decreased $0.2 million. This reflects a decrease of $0.1 million in lessee deposits due to the return of security deposits to the buyers who purchased an aircraft during the first quarter of 2001. A decrease of $0.1 million in prepaid aircraft lease revenue was due to the sale of an aircraft.

The General Partner has not planned any expenditure, nor is it aware of any contingencies that would cause the Partnership to require any additional capital.

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

(III)  OUTLOOK FOR THE FUTURE

The Partnership entered its liquidation phase on January 1, 2000. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California in December 2000, and following completion of the liquidation of the Partnership which is anticipated to occur in 2001, the General Partner will file a certificate of cancellation.

Several factors may affect the Partnership's operating performance in the remainder of 2001, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2001 include:

1. The Partnership's fleet of both standard dry and specialized marine containers is in excess of twelve years of age and is generally no longer suitable for use in international commerce either due to its specific physical condition, or lessees preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

2. Railcar loadings in North America for the 1st quarter of 2001 are 1.7% below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership when existing leases expire and renewal leases are negotiated.

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

The Partnership intends to use cash flow from operations and proceeds from disposition of equipment to satisfy its operating requirements, maintain working capital reserves, and pay cash distributions to the unitholders.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is currency devaluation risk. During the first quarter of 2001, 71% of the Partnership's total lease revenues equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.









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



                                   PLM EQUIPMENT GROWTH FUND III


                                   By: PLM Financial Services, Inc.
                                       General Partner




Date:  May 7, 2001                 By:
                                       -----------------------------------------
                                       Richard K Brock
                                       Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PLM EQUIPMENT GROWTH FUND III

                                   By: PLM Financial Services, Inc.
                                       General Partner




Date:  May 7, 2001                 By: /s/ Richard K Brock
                                       -----------------------------------------
                                       Richard K Brock
                                       Vice President and
                                       Chief Financial Officer