Form 10-Q
period 2001-06-30
PLM EQUIPMENT GROWTH FUND III
filed 2001-08-13
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                   FORM 10-Q



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 2001

     [ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from     to

                         Commission file number 1-10813
                             -----------------------

                          PLM EQUIPMENT GROWTH FUND III
             (Exact name of registrant as specified in its charter)


              California                                      68-0146197
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

         120 Montgomery Street
     Suite 1350, San Francisco, CA                               94104
         (Address of principal                                (Zip code)
          executive offices)


       Registrant's telephone number, including area code: (415) 445-3201
                             -----------------------


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)

                                                                                         June 30,           December 31,
                                                                                          2001                 2000
                                                                                     ------------------------------------
ASSETS

Equipment held for operating lease, at cost                                           $     39,018        $     40,028
Less accumulated depreciation                                                              (34,256 )           (34,361)
                                                                                      -----------------------------------
                                                                                             4,762               5,667
Equipment held for sale                                                                         --               1,703
                                                                                      -----------------------------------
  Net equipment                                                                              4,762               7,370

Cash and cash equivalents                                                                    8,259               1,832
Restricted cash                                                                                 --                 125
Accounts receivable, net of allowance for doubtful
    accounts of $551 in 2001 and $455 in 2000                                                  314                 591
Investments in unconsolidated special-purpose entity                                            --                  76
Prepaid expenses and other assets                                                               45                  43
                                                                                      -----------------------------------

    Total assets                                                                      $     13,380        $     10,037
                                                                                      ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $        311        $        462
Due to affiliates                                                                               68                  72
Lessee deposits and reserves for repairs                                                         8                 187
                                                                                      -----------------------------------
  Total liabilities                                                                            387                 721
                                                                                      -----------------------------------

Partners' capital:
Limited partners (9,871,210 depositary units as
    of June 30, 2001 and December 31, 2000)                                                 12,993               9,316
General Partner                                                                                 --                  --
                                                                                      -----------------------------------
  Total partners' capital                                                                   12,993               9,316
                                                                                      -----------------------------------

    Total liabilities and partners' capital                                           $     13,380        $     10,037
                                                                                      ===================================













                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                 For the Three Months                 For the Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                                  2001            2000                2001            2000
                                                               ----------------------------        ---------------------------
REVENUES

Lease revenue                                                  $   1,705       $   3,014           $   3,675      $    6,168
Interest and other income                                            116              28                 169              42
Net gain on disposition of equipment                                 142               8               3,984              45
                                                               ----------------------------        ---------------------------
  Total revenues                                                   1,963           3,050               7,828           6,255
                                                               ----------------------------        ---------------------------

EXPENSES

Depreciation and amortization                                        434           1,369               1,035           2,757
Repairs and maintenance                                              531             706               1,091           1,161
Equipment operating expenses                                          10               8                  18              16
Insurance expense                                                     25              34                  96              69
Management fees to affiliate                                         116             171                 235             350
Interest expense                                                      --             117                  --             267
General and administrative expenses to affiliates                     86              91                 250             204
Other general and administrative expenses                            268             199                 697             496
Loss on revaluation of equipment                                      --             191                  --             191
Provision for (recovery of) bad debts                                 66             (62)                 96            (105)
                                                               ----------------------------        ---------------------------
  Total expenses                                                   1,536           2,824               3,518           5,406
                                                               ----------------------------        ---------------------------

Equity in net loss of unconsolidated
    special-purpose entities                                          --             (13)                (10 )           (85)
                                                               ----------------------------        ---------------------------

    Net income                                                 $     427       $     213           $   4,300             764
                                                               ============================        ===========================

PARTNERS' SHARE OF NET INCOME

Limited partners                                               $     396       $     213           $   4,269      $      764
General Partner                                                       31              --                  31              --
                                                               ----------------------------
                                                                                                   ---------------------------

    Total                                                      $     427       $     213           $   4,300      $      764
                                                               ============================        ===========================

Limited partners net income per weighted-average
  depositary unit                                              $    0.04       $    0.02           $    0.43      $     0.08
                                                               ============================        ===========================

Cash distribution                                              $     623       $      --           $     623      $       --
                                                               ============================        ===========================

Cash distribution per weighted-average
    depositary unit                                            $    0.06       $      --           $    0.06      $       --
                                                               ============================        ===========================






                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the Period from December 31, 1999 to June 30, 2001
                            (in thousands of dollars)



                                                        Limited          General
                                                       Partners          Partner           Total
                                                     -------------------------------------------------

  Partners' capital as of December 31, 1999           $    8,328         $   --          $    8,328

Net income                                                11,353            545              11,898

Cash distribution                                        (10,365)          (545)            (10,910)
                                                      ------------------------------------------------

  Partners' capital as of December 31, 2000                9,316             --               9,316

Net income                                                 4,269             31               4,300

Cash distribution                                           (592)           (31)               (623)
                                                      ------------------------------------------------

  Partners' capital as of June 30, 2001               $   12,993         $   --          $   12,993
                                                      ================================================

































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                                   2001            2000
                                                                                               -----------------------------
OPERATING ACTIVITIES

Net income                                                                                      $    4,300      $      764
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                                                      1,035           2,757
  Loss on revaluation of equipment                                                                      --             191
  Net gain on disposition of equipment                                                              (3,984)            (45)
  Equity in net loss from unconsolidated special-purpose entities                                       10              85
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                                           277              96
    Prepaid expenses and other assets                                                                   (2)             34
    Restricted cash                                                                                    125              --
    Accounts payable and accrued expenses                                                             (151)           (653)
    Due to affiliates                                                                                   (4)             14
    Lessee deposits and reserves for repairs                                                          (179)            250
                                                                                                -----------------------------
      Net cash provided by operating activities                                                      1,427           3,493
                                                                                                -----------------------------

INVESTING ACTIVITIES

Payments for capitalized improvements                                                                  (54)            (11)
Distributions from unconsolidated special-purpose entities                                              66             178
Distributions from liquidation of unconsolidated special-purpose entity                                 --              --
Proceeds from disposition of equipment                                                               5,611             206
                                                                                                -----------------------------
      Net cash provided by investing activities                                                      5,623             373
                                                                                                -----------------------------

FINANCING ACTIVITIES

Principal payments on note payable                                                                      --          (7,458)
Due from affiliates                                                                                     --           3,950
Cash distributions paid to limited partners                                                           (592)             --
Cash distributions paid to General Partner                                                             (31)             --
                                                                                                -----------------------------
      Net cash used in financing activities                                                           (623)         (3,508)
                                                                                                -----------------------------

Net increase in cash and cash equivalents                                                            6,427             358
Cash and cash equivalents at beginning of period                                                     1,832             486
                                                                                                -----------------------------
Cash and cash equivalents at end of period                                                      $    8,259      $      844
                                                                                                =============================

SUPPLEMENTAL INFORMATION

Interest paid                                                                                   $       --      $      220
                                                                                                =============================







                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund III (the Partnership) as of June 30, 2001 and December 31, 2000, the statements of income for the three months and six months ended June 30, 2001 and 2000, the statements of changes in partners' capital for the period from December 31, 1999 to June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3.   CASH DISTRIBUTIONS

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three and six months ended June 30, 2001, cash distributions were $0.6 million. There were no cash distributions for the three and six months ended June 30, 2000. None of the cash distributions in the six months ended June 30, 2001 were considered a return of capital.

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

     The balance due to affiliates as of June 30, 2001 and December 31, 2000 included $0.1 million due to FSI and its affiliate for management fees and administrative expenses.

     There was no Partnership's proportional share of USPE-affiliated management fees payable as of June 30, 2001. The Partnership's proportional share of USPE-affiliated management fees payable as of December 31, 2000 was $10,000.

     The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                     For the Three Months               For the Six Months
                                                        Ended June 30,                    Ended June 30,
                                                     2001            2000              2001            2000
                                                   -------------------------------------------------------------

Management fees                                    $     --       $     16          $      --       $      27
Data processing and administrative
    expenses                                             --              2                 --               6

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

5.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                                                  June 30,              December 31,
                                                                   2001                  2000
                                                              --------------------------------------



Rail equipment                                                 $    32,855           $    33,370
Trailers                                                             3,240                 3,428
Marine containers                                                    2,923                 3,230
                                                               -------------------------------------
                                                                    39,018                40,028
Less accumulated depreciation                                      (34,256)              (34,361)
                                                               -------------------------------------
                                                                     4,762                 5,667
Equipment held for sale                                                 --                 1,703
                                                               -------------------------------------
    Net equipment                                              $     4,762           $     7,370
                                                               =====================================


     As of June 30, 2001, all equipment in the Partnership portfolio was on lease except for 77 railcars. As of December 31, 2000, all owned equipment in the Partnership portfolio was on lease except for 88 railcars, 25 trailers, and an aircraft. The net book value of the equipment off lease was $0.3 million and $0.6 million as of June 30, 2001 and December 31, 2000, respectively.

     Capital improvements to the Partnership's equipment of $54,000 were made during the six months ended June 30, 2001. Capital improvements to the Partnership's equipment of $11,000 were made during the six months ended June 30, 2000.

     During the six months ended June 30, 2001, the Partnership sold or disposed of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.6 million, for aggregate proceeds of $5.6 million. The aircraft was reported as equipment held for sale as of December 31, 2000. During the six months ended June 30, 2000, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.2 million.

     During the six months ended June 30, 2000, the Partnership reduced the carrying value of refrigerated and dry trailers by $0.2 million to the equipment's estimated realizable value. There were no revaluations of equipment required in the six months ended June 30, 2001.

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

     The net investment in USPE's included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                               June 30,           December 31,
                                                                               2001               2000
                                                                          ----------------------------------

56% interest in an entity that owned a marine vessel                       $       --             $    76
                                                                           ---------------------------------
    Net investments                                                        $       --             $    76
                                                                           =================================

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7.   OPERATING SEGMENTS

     The Partnership operates or operated in five different segments: aircraft leasing, railcar leasing, marine vessel leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers.

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine
                                           Aircraft  Railcar    Container  Trailer
     For the quarter ended June 30, 2001   Leasing   Leasing     Leasing   Leasing   All Other(1)  Total
     -----------------------------------   -------   -------     -------   -------   ---------     -----

     REVENUES
       Lease revenue                       $     --  $  1,598   $     11  $     96   $     --  $  1,705
       Interest income and other                 33        --         --        --         83       116
       Net gain on disposition of
         equipment                               --       134          8        --         --       142
                                           -------------------------------------------------------------
         Total revenues                          33     1,732         19        96         83     1,963

     COSTS AND EXPENSES
       Operations support                         2       492         --        55         17       566
       Depreciation and amortization             --       393          7        34         --       434
       Management fees                            2       109         --         5         --       116
       General and administrative expenses       68        78         --        18        190       354
       Provision for bad debts                   --        66         --        --         --        66
                                           -------------------------------------------------------------
         Total costs and expenses                72     1,138          7       112        207     1,536
                                           -------------------------------------------------------------
                                           -------------------------------------------------------------
     Net income (loss)                     $    (39 )$    594   $     12  $    (16)  $   (124 )$    427
                                           =============================================================

     Total assets as of June 30, 2001      $     --  $  4,096   $    119  $    861   $  8,304  $ 13,380
                                           =============================================================


                                                                Marine     Marine
                                           Aircraft Railcar     Vessel    Container  Trailer
     For the quarter ended June 30, 2000   Leasing   Leasing    Leasing    Leasing   Leasing   All Other(1) Total
     -----------------------------------   -------   -------    -------    -------   -------   ---------    -----
     REVENUES
       Lease revenue                       $  1,222  $  1,637   $     --  $      21  $    134  $     --   $  3,014
       Interest income and other                  2         3         --         --        --        23         28
       Net gain (loss) on disposition of
         equipment                               --        (6)        --          6         8        --          8
                                           ------------------------------------------------------------------------
         Total revenues                       1,224     1,634         --         27       142        23      3,050

     COSTS AND EXPENSES
       Operations support                       159       527         --          1        51        10        748
       Depreciation and amortization            866       407         --         19        61        16      1,369
       Interest expense                          --        --         --         --        --       117        117
       Management fees                           45       117         --          2         7        --        171
       General and administrative expenses       56        53         --         --        18       163        290
       Loss on revaluation of equipment          --        --         --         --       191        --        191
       Recovery of bad debts                     --       (52)        --         --        --       (10)       (62)
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,126     1,052         --         22       328       296      2,824
                                           ------------------------------------------------------------------------
     Equity in net loss of USPE's                --        --        (13 )       --        --        --        (13)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $     98  $    582   $    (13) $       5  $   (186) $   (273)  $    213
                                           ========================================================================

     Total assets as of June 30, 2000      $  5,419  $  5,522   $  2,199  $     269  $  1,437  $    902   $ 15,748
                                           ========================================================================



(1) Includes interest income and costs not identifiable to a particular segment such as interest and amortization expense and certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7.   OPERATING SEGMENTS (continued)

                                                                Marine     Marine
                                           Aircraft  Railcar    Vessel    Container   Trailer
     For the six months ended June 30,     Leasing   Leasing    Leasing    Leasing    Leasing   All Other(1)   Total
     ----------------------------------    -------   -------    -------    -------    -------   ---------      -----
     2001
     ----
     REVENUES
       Lease revenue                       $    185  $  3,278   $      --   $     23  $    189   $     --    $  3,675
       Interest income and other                 39        --          --         --        --        130         169
       Net gain on disposition of
         equipment                            3,699       224          --         40        21         --       3,984
                                           ---------------------------------------------------------------------------
         Total revenues                       3,923     3,502          --         63       210        130       7,828

     COSTS AND EXPENSES
       Operations support                        27     1,001          --         --       100         77       1,205
       Depreciation and amortization            151       788          --         16        80         --       1,035
       Management fees                            4       220          --          1        10         --         235
       General and administrative expenses      215       130          --         --        38        564         947
       Provision for bad debts                   --        96          --         --        --         --          96
                                           ---------------------------------------------------------------------------
         Total costs and expenses               397     2,235          --         17       228        641       3,518
                                           ---------------------------------------------------------------------------
     Equity in net loss of USPE's                --        --         (10)        --        --         --         (10)
                                           ---------------------------------------------------------------------------
     Net income (loss)                     $  3,526  $  1,267   $     (10)  $     46  $    (18)  $   (511)   $  4,300
                                           ===========================================================================

     Total assets as of June 30, 2001      $     --  $  4,096   $      --   $    119  $    861   $  8,304    $ 13,380
                                           ===========================================================================

                                                                 Marine    Marine
                                           Aircraft  Railcar    Vessel    Container  Trailer
     For the six months ended June 30,     Leasing   Leasing    Leasing    Leasing   Leasing   All Other(1)  Total
     ----------------------------------    -------   -------    -------    -------   -------   ---------     -----
     2000
     ----
     REVENUES
       Lease revenue                       $  2,427  $  3,388   $      --   $     53  $    300   $     --    $  6,168
       Interest income and other                  2         3          --         --        --         37          42
       Net gain (loss) on disposition of
         equipment                               --        38          --         13        (6)        --          45
                                           ---------------------------------------------------------------------------
         Total revenues                       2,429     3,429          --         66       294         37       6,255

     COSTS AND EXPENSES
       Operations support                       208       913          --          1       104         20       1,246
       Depreciation and amortization          1,733       827          --         42       124         31       2,757
       Interest expense                          --        --          --         --        --        267         267
       Management fees                           91       240          --          3        16         --         350
       General and administrative expenses       93       109          --         --        47        451         700
       Loss on revaluation of equipment          --        --          --         --       191         --         191
       Recovery of bad debts                     --       (94)         --         --        (1)       (10)       (105)
                                           ---------------------------------------------------------------------------
         Total costs and expenses             2,125     1,995          --         46       481        759       5,406
                                           ---------------------------------------------------------------------------
     Equity in net income (loss) of USPE's       22        --        (107)        --        --         --         (85)
                                           ---------------------------------------------------------------------------
     Net income (loss)                     $    326  $  1,434   $    (107)  $     20  $   (187)  $   (722)   $    764
                                           ===========================================================================

     Total assets as of June 30, 2000      $  5,419  $  5,522   $   2,199   $    269  $  1,437   $    902     $ 15,748
                                           ===========================================================================





(1) Includes interest income and costs not identifiable to a particular segment such as interest and amortization expense and certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

8.   NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

     Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2001 and 2000 was 9,871,210.

9.   CONTINGENCIES

     The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contract. The Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partnership believes the likelihood of an unfavorable outcome from the counterclaims is remote.

     The Partnership is involved as plantiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

10.  LIQUIDATION AND SPECIAL DISTRIBUTIONS

     On January 1, 2000, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid in the first and second quarters of 2001 and 2000. The sales and liquidations occur because of certain damaged equipment, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some cases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND III'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2001 when compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                      For the Three Months
                                                         Ended June 30,
                                                    2001               2000
                                               -------------------------------------

Railcars                                       $         1,106    $         1,110
Trailers                                                    41                 83
Marine containers                                           11                 20
Aircraft                                                    (2)             1,063

Railcars: Railcar lease revenues and direct expenses were $1.6 million and $0.5 million, respectively, for the quarters ended June 30, 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the quarters ended June 30, 2001 and 2000. The decrease in trailer contribution in the second quarter of 2001 was due to the disposition of trailers in 2000 and 2001.

Marine containers: Marine container lease revenues and direct expenses were $11,000 and $-0- respectively, for the quarter ended June 30, 2001, compared to $21,000 and $1,000, respectively, during the same period of 2000. The decrease in marine container contribution in the second quarter of 2001 was due to the disposition of marine containers in 2000 and 2001.

Aircraft: Aircraft lease revenues and direct expenses were $0 and $2,000, respectively, for the quarter ended June 30, 2001, compared to $1.2 million and $0.2 million, respectively, during the same period of 2000. Lease revenues decreased $1.2 million during the three months ended June 30, 2001 compared to the same period in 2000 due to the sale of the Partnership's remaining wholly-owned aircraft during the first quarter of 2001.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.0 million for the quarter ended June 30, 2001 decreased from $2.1 million for the same period of 2000. Significant variances are explained as follows:

     (i) A decrease of $0.9 million in depreciation and amortization expenses from 2000 levels due to the sale or disposition of Partnership assets during 2001 and 2000.

     (ii) Loss on revaluation of equipment decreased $0.2 million during the three months ended June 30, 2001 and resulted from the Partnership reducing the carrying value of trailers to their estimated net realizable value during the three months ended June 30, 2000. There was no revaluation of equipment required during the same period of 2001.

     (iii) A decrease of $0.1 million in interest expense was due to the repayment of the Partnership's debt during 2000.

     (iv) A $0.1 million increase in bad debt expense from the second quarter of 2000 was due to the General Partner's evaluation of the collectability of receivables due from certain lessees and a $43,000 increase was due to the recovery of a bad debt previously reserved for. A similar recovery did not occur in the first quarter of 2001.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the second quarter of 2001 was $0.1 million, resulting from the disposition of marine containers and railcars, with an aggregate net book value of $48,000, for aggregate proceeds of $0.2 million. The net gain on the disposition of owned equipment for the second quarter of 2000 was $8,000, resulting from the disposition of marine containers, railcars, and trailers, with an aggregate net book value of $0.1 million, for aggregate proceeds of $0.1 million.

(D) Equity in Net Loss of Unconsolidated Special-Purpose Entities (USPE's)

Net loss generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                    For the Three Months
                                                       Ended June 30,
                                                  2001               2000
                                             -------------------------------------

Marine vessel                                $            --    $           (13)
                                             -------------------------------------
    Equity in net loss of USPE's             $            --    $           (13)
                                             =====================================

Marine vessel: As of June 30, 2001, the Partnership had no remaining interest in entities that owned marine vessels. The Partnership's share of revenues and expenses of marine vessels was $0 for the quarter ended June 30, 2001, compared to $0.3 million and $0.3 million, respectively, for the same period of 2000. The decrease in revenues and expenses of marine vessels in the second quarter of 2001 compared to the same period of 2000 was due to the sale of the Partnership's interest in an entity that owned a marine vessel during the third quarter of 2000.

(E) Net Income

As a result of the foregoing, the Partnership had a net income of $0.4 million in the second quarter of 2001 compared to net income of $0.2 million in the second quarter of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended June 30, 2001 is not necessarily indicative of future periods. In the second quarter of 2001, the Partnership distributed $0.6 million to the limited partners, or $0.06 per weighted-average depository unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 2001 when compared to the same period of 2000.

The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                     For the Six Months
                                                       Ended June 30,
                                                  2001               2000
                                             -------------------------------------

Railcars                                     $         2,277    $         2,475
Aircraft                                                 158              2,219
Trailers                                                  89                196
Marine containers                                         23                 52

Railcars: Railcars lease revenues and direct expenses were $3.3 million and $1.0 million, respectively, for the six months ended June 30, 2001, compared to $3.4 million and $0.9 million, respectively, during the same period of 2000. The decrease in railcar contribution in the six months ended June 30, 2001 was due to a decrease in railcar utilization in 2001, compared to the same period in 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $27,000, respectively, for the six months ended June 30, 2001, compared to $2.4 million and $0.2 million, respectively, during the same period of 2000. The $2.1 decrease in aircraft contribution during the six months ended June 30, 2001 compared to the same period in 2000 is due to the sale of an aircraft during the first quarter of 2001.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2001, compared to $0.3 million and $0.1 million, respectively, during the same period of 2000. The number of trailers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $23,000 and $0, respectively, for the six months ended June 30, 2001, compared to $0.1 million and $1,000, respectively, during the same period of 2000. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container contribution.

(B) Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.3 million for the six months ended June 30, 2001 decreased from $4.2 million for the same period of 2000. Significant variances are explained as follows:

     (i) A decrease of $1.7 million in depreciation and amortization expenses from 2000 levels due to the disposition of Partnership assets during 2001 and 2000.

     (ii) A decrease of $0.3 million in interest expense was due to the repayment of the Partnership's debt during 2000.

     (iii) Loss on revaluation of equipment decreased $0.2 million during the six months ended June 30, 2001 and resulted from the Partnership reducing the carrying value of trailers to their estimated net realizable value during the six months ended June 30, 2000. There was no revaluation of equipment required during the same period of 2001.

     (iv) A decrease of $0.1 million in management fees to affiliate from 2000 levels was due to lower lease revenues during the six months ended June 30, 2001, compared to the same period of 2000.

     (v) A increase of $0.2 million in general and administrative expenses was due to an increase of $0.1 million in legal fees related to aircraft litigation. Allocations by the General Partner also increased $0.1 million, of which $30,000 was due to severance costs related to staff reductions.

     (vi) A increase of $0.2 million in bad debt expense from 2000. A $0.1 million increase was due to the General Partner's evaluation of the collectability of receivables due from certain lessees and a $0.1 million increase was due to recovery of bad debt previously reserved for during the six months of 2000. A similar recovery did not occur in the six months ended June 30, 2001.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment was $4.0 million for the six months ended June 30, 2001, resulting from the disposition of aircraft, marine containers, trailers, and railcars with an aggregate net book value of $1.6 million, for aggregate proceeds of $5.6 million. The net gain on the disposition of equipment was $45,000 for the six months ended June 30, 2000, resulting from the disposition of marine containers, trailers, and railcars with an aggregate net book value of $0.2 million, for aggregate proceeds of $0.2 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                     For the Six Months
                                                       Ended June 30,
                                                  2001               2000
                                             -------------------------------------

Aircraft, aircraft engines, and rotables     $            --    $            22
Marine vessel                                            (10)              (107)
                                             -------------------------------------
    Equity in net (loss) of USPE's           $           (10)   $           (85)
                                             =====================================

Aircraft, aircraft engines, and rotables: As of June 30, 2001, the Partnership had no remaining interests in entities that owned aircraft, aircraft engines, or rotables. The Partnership had no revenues or expenses in USPE's that owned aircraft, aircraft engines, or rotables in the six months ended June 30, 2001. The Partnership's share of aircraft revenues and expenses were $22,000 and zero, respectively, for the six months ended June 30, 2000. The $22,000 of aircraft revenues for the six months ended June 30, 2000 represented interest income earned during the first six months of 2000 on accounts receivable.

Marine vessel: As of June 30, 2001, the Partnership's had no remaining interest in entities that owned marine vessels. The Partnership's share of revenues and expenses of marine vessels was $6,000 and $16,000, respectively, for the six months ended June 30, 2001, compared to $0.5 million and $0.6 million, respectively, for the same period of 2000. The decrease in revenues and expenses of marine vessels for the six months ended June 30, 2001 compared to the same period of 2000 was due to the sale of the Partnership's interest in an entity that owned a marine vessel during the third quarter of 2000.

(E) Net Income

As a result of the foregoing, the Partnership had net income of $4.3 million for the six months ended June 30, 2001, compared to a net income of $0.8 million in the same period of 2000. The Partnership's ability to operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2001 is not necessarily indicative of future periods. In the six months ended June 30, 2001, the Partnership distributed $0.6 million to the limited partners or $0.06 per weighted average depository unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2001, the Partnership generated operating cash of $1.5 million (net cash provided by operating activities, plus non-liquidating distributions from USPE's) to meet its operating obligations and make distributions to the partners (total of $0.6 million the six months ended June 30, 2001).

During the six months ended June 30, 2001, the Partnership sold owned equipment and received aggregate proceeds of $5.6 million.

During the six months ended June 30, 2001, accounts receivable decreased $0.3 million, due to the timing of cash receipts and the increase in Allowance for Doubtful Accounts.

During the six months ended June 30, 2001, accounts payable and accrued expenses decreased $0.2 million due to the reduction of the size of the Partnership's equipment portfolio.

During the six months ended June 30, 2001, lessee deposits and reserves for repairs decreased $0.2 million. This reflects a decrease of $0.1 million in lessee deposits due to the return of security deposits to the buyers who purchased an aircraft during the first quarter of 2001. Additionally, a decrease of $0.1 million in prepaid aircraft revenue was due to the sale of an aircraft.

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

Other factors affecting the Partnership's contribution in the year 2001 include:

1. The cost of new marine containers have been at historical lows for the past several years which has caused downward pressure on the per diem lease rates for this type of equipment.

2. Railcar loadings in North America for the six months ending 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

The Partnership intends to use cash flow from operations and proceeds from disposition of equipment and cash currently held to satisfy its operating requirements, maintain working capital reserves, and to pay cash distributions to the unitholders.

(IV) FORWARD-LOOKING INFORMATION

Except for the historical information contained herein this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is currency devaluation risk.

During the six months ended June 30, 2001, 76% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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



                                       PLM EQUIPMENT GROWTH FUND III

                                       By: PLM Financial Services, Inc.
                                           General Partner




Date:  August 13, 2001                 By: /s/ Stephen M. Bess
                                       ----------------------------------------
                                       Stephen M. Bess
                                       President and
                                       Current Chief Accounting Officer