Form 10-Q
period 2001-09-30
PLM EQUIPMENT GROWTH FUND III
filed 2001-11-09
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2001

[x] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)

                                                                         September 30,          December 31,
                                                                            2001                 2000
                                                                       ------------------------------------
ASSETS

Equipment held for operating lease, at cost                             $     38,750        $     40,028
Less accumulated depreciation                                                (34,420)            (34,361)
                                                                        -----------------------------------
                                                                               4,330               5,667
Equipment held for sale                                                           --               1,703
                                                                        -----------------------------------
  Net equipment                                                                4,330               7,370

Cash and cash equivalents                                                      9,077               1,832
Restricted cash                                                                   --                 125
Accounts receivable, net of allowance for doubtful
    accounts of $458 in 2001 and $455 in 2000                                    649                 591
Investments in unconsolidated special-purpose entity                              --                  76
Prepaid expenses and other assets                                                 25                  43
                                                                        -----------------------------------

    Total assets                                                        $     14,081        $     10,037
                                                                        ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                   $        430        $        462
Due to affiliates                                                                 70                  72
Lessee deposits and reserves for repairs                                          --                 187
                                                                        -----------------------------------
  Total liabilities                                                              500                 721
                                                                        -----------------------------------

Partners' capital:
Limited partners (9,871,073 depositary units as
    of September 30, 2001 and December 31, 2000)                              13,581               9,316
General Partner                                                                   --                  --
                                                                        -----------------------------------
  Total partners' capital                                                     13,581               9,316
                                                                        -----------------------------------

    Total liabilities and partners' capital                             $     14,081        $     10,037
                                                                        ===================================















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                         For the Three Months             For the Nine Months
                                                         Ended September 30,             Ended September 30,
                                                          2001            2000            2001           2000
                                                      ----------------------------     ---------------------------

Lease revenue                                         $    1,688      $    2,962       $   5,363      $   9,130
Interest and other income                                     78              67             248            109
Net gain on disposition of equipment                          31           9,635           4,015          9,680
                                                      ----------------------------     ---------------------------
  Total revenues                                           1,797          12,664           9,626         18,919
                                                      ----------------------------     ---------------------------

EXPENSES

Depreciation and amortization                                428           1,175           1,464          3,932
Repairs and maintenance                                      483             552           1,574          1,713
Equipment operating expenses                                   9               7              26             23
Insurance expense                                             20              32             115            101
Management fees to affiliate                                 119             160             354            510
Interest expense                                              --              39              --            306
General and administrative expenses to
  affiliates                                                  60              97             310            301
Other general and administrative expenses                    182             224             880            720
Loss on revaluation of equipment                              --              11              --            202
Provision for (recovery of) bad debts                        (92)             36               4            (69)
                                                      ----------------------------     ---------------------------
  Total expenses                                           1,209           2,333           4,727          7,739
                                                      ----------------------------     ---------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                  --           1,102             (10)         1,017
                                                      ----------------------------     ---------------------------

    Net income                                        $      588      $   11,433       $   4,889         12,197
                                                      ============================     ===========================

PARTNERS' SHARE OF NET INCOME

Limited partners                                      $      588      $   11,433       $   4,858      $  12,197
General Partner                                               --              --              31             --
                                                      ----------------------------     ---------------------------

    Total                                             $      588      $   11,433       $   4,889      $  12,197
                                                      ============================     ===========================

Limited partners net income per weighted-
    average depositary unit                           $     0.06      $     1.16       $    0.49      $    1.24
                                                      ============================     ===========================

Cash distribution                                     $       --      $       --       $     624      $      --
                                                      ============================     ===========================

Cash distribution per weighted-average
    depositary unit                                   $       --      $       --       $    0.06      $      --
                                                      ============================     ===========================





       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the Period from December 31, 1999 to September 30, 2001
                            (in thousands of dollars)
                                   (unaudited)

                                                        Limited          General
                                                       Partners          Partner           Total
                                                     -------------------------------------------------

  Partners' capital as of December 31, 1999           $    8,328         $   --          $    8,328

Net income                                                11,353            545              11,898

Cash distribution                                        (10,365)          (545)            (10,910)
                                                      ------------------------------------------------

  Partners' capital as of December 31, 2000                9,316             --               9,316

Net income                                                 4,858             31               4,889

Cash distribution                                           (593)           (31)               (624)
                                                      ------------------------------------------------

  Partners' capital as of September 30, 2001          $   13,581         $   --          $   13,581
                                                      ================================================
































       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                    2001           2000
                                                                                ----------------------------
OPERATING ACTIVITIES

Net income                                                                      $    4,889      $   12,197
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                                      1,464           3,932
  Loss on revaluation of equipment                                                      --             202
  Net gain on disposition of equipment                                              (4,015)         (9,680)
  Equity in net loss (income) from unconsolidated special-purpose entities              10          (1,017)
  Changes in operating assets and liabilities:
    Restricted cash                                                                    125              --
    Accounts receivable, net                                                           (23)             17
    Prepaid expenses and other assets                                                   18              51
    Accounts payable and accrued expenses                                              (32)           (307)
    Due to affiliates                                                                   (2)              2
    Lessee deposits and reserves for repairs                                          (187)         (1,261)
                                                                                 ----------------------------
      Net cash provided by operating activities                                      2,247           4,136
                                                                                 ----------------------------

INVESTING ACTIVITIES

Payments for capitalized improvements                                                  (70)            (78)
Distributions from unconsolidated special-purpose entities                              66             160
Distributions from liquidation of unconsolidated special-purpose entity                 --           3,164
Proceeds from disposition of equipment                                               5,626          12,466
                                                                                 ----------------------------
      Net cash provided by investing activities                                      5,622          15,712
                                                                                 ----------------------------

FINANCING ACTIVITIES

Principal payments on note payable                                                      --          (7,458)
Proceeds of short-term loan from affiliate                                              --           4,550
Payments of short-term loan from affiliate                                              --          (5,150)
Cash distributions paid to limited partners                                           (593)             --
Cash distributions paid to General Partner                                             (31)             --
                                                                                 ----------------------------
      Net cash used in financing activities                                           (624)         (8,058)
                                                                                 ----------------------------

Net increase in cash and cash equivalents                                            7,245          11,790
Cash and cash equivalents at beginning of period                                     1,832             486
                                                                                 ----------------------------
Cash and cash equivalents at end of period                                       $   9,077      $   12,276
                                                                                 ============================

SUPPLEMENTAL INFORMATION

Interest paid                                                                    $      --      $      316
                                                                                 ============================



       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the condensed financial position of PLM Equipment Growth Fund III (the Partnership) as of September 30, 2001 and December 31, 2000, the condensed statements of income for the three months and nine months ended September 30, 2001 and 2000, the condensed statements of changes in partners' capital for the period from December 31, 1999 to September 30, 2001, and the condensed statements of cash flows for the nine months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

2. SCHEDULE OF PARTNERSHIP PHASES

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 2000 and has commenced an orderly liquidation of the Partnership's assets. During the liquidation phase, the Partnership's assets will continue to be reported at the lower of carrying amount or fair value less cost to sell. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 31, 2000, and following completion of the liquidation of the Partnership that is anticipated to occur in 2002, will file a certificate of cancellation. The General Partner is currently marketing all of the Partnership's assets for sale.

3. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the nine months ended September 30, 2001, cash distributions were $0.6 million. There were no cash distributions for the three months ended September 30, 2001 and there were no cash distributions for the three and nine months ended September 30, 2000. None of the cash distributions in the nine months ended September 30, 2001 were considered a return of capital.

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 2001 and December 31, 2000 included $0.1 million due to FSI and its affiliate for management fees.

The Partnership's  proportional  share of unconsolidated  special purpose entity
(USPE) - affiliated management fees payable to FSI and its affiliate as of September 30, 2001 and December 31, 2000 was $-0- and $10,000, respectively.

The Partnership's proportional share of the affiliated expenses incurred by the USPE during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                    For the Three Months               For the Nine Months
                                                     Ended September 30,               Ended September 30,
                                                    2001            2000              2001            2000
                                                   -------------------------------------------------------------
Management fees                                    $   --        $     9             $   --         $    36
Data processing and administrative
    expenses                                           --              3                  1               9

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                                September 30,          December 31,
                                                                   2001                  2000
                                                              --------------------------------------

Rail equipment                                                 $    32,757           $    33,370
Trailers                                                             3,202                 3,428
Marine containers                                                    2,791                 3,230
                                                               -------------------------------------
                                                                    38,750                40,028
Less accumulated depreciation                                      (34,420)              (34,361)
                                                               -------------------------------------
                                                                     4,330                 5,667
Equipment held for sale                                                 --                 1,703
                                                               -------------------------------------
    Net equipment                                              $     4,330           $     7,370
                                                               =====================================

As of September 30, 2001, all equipment in the Partnership portfolio was on lease except for 113 railcars. As of December 31, 2000, all owned equipment in the Partnership portfolio was on lease except for 88 railcars, 25 trailers, and an aircraft. The net book value of the equipment off lease was $0.4 million and $0.6 million as of September 30, 2001 and December 31, 2000, respectively.

A Boeing 737-200 Stage II commercial aircraft and a Dash 8-300 Stage II commuter aircraft, subject to a pending contract for sale, were held for sale as of December 31, 2000 at the lower of the equipment's depreciated cost or fair value, less cost to sell.

Capital improvements to the Partnership's equipment of $0.1 million were made during the nine months ended September 30, 2001 and 2000.

During the nine months ended September 30, 2001, the Partnership disposed of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.6 million, for proceeds of $5.7 million. The aircraft were reported as equipment held for sale as of December 31, 2000. During the nine months ended September 30, 2000, the Partnership disposed of marine containers, trailers, railcars, and aircraft with an aggregate net book value of $2.8 million, for proceeds of $12.5 million.

During the nine months ended September 30, 2000, the Partnership reduced the carrying value of refrigerated and dry trailers by $0.2 million to the equipment's estimated realizable value. There were no revaluations of equipment required in the nine months ended September 30, 2001.

6. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

The Partnership's net investment in a USPE consisted of a 56% interest in an entity that owned a marine vessel (and related assets and liabilities) totaling $-0- and $76,000 as of September 30, 2001 and December 31, 2000, respectively.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7. OPERATING SEGMENTS

The Partnership operates or operated in five different segments: aircraft leasing, railcar leasing, marine vessel leasing, marine container leasing, and trailer leasing. Each equipment leasing segment engages in short-term and mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                                Marine
     For the three months ended            Aircraft  Railcar    Container Trailer
          September 30, 2001               Leasing   Leasing    Leasing   Leasing     Other(1)   Total
          ------------------               -------   -------    -------   -------     -----      -----


     REVENUES
       Lease revenue                       $     --  $  1,586   $     (3) $    105   $     --  $  1,688
       Interest income and other                 --        --         --        --         78        78
       Gain (loss) on disposition of             (5)       23         11         2         --        31
     equipment
                                           -------------------------------------------------------------
         Total revenues                          (5)    1,609          8       107         78     1,797

     Costs and Expenses
       Operations support                        77       362         --        57         16       512
       Depreciation and amortization             --       386          7        35         --       428
       Management fees                           (2)      116         --         5         --       119
       General and administrative expenses       --        48         --        26        168       242
       Recovery of bad debts                     --       (92)        --        --         --       (92)
                                           -------------------------------------------------------------
         Total costs and expenses                75       820          7       123        184     1,209
                                           -------------------------------------------------------------
     Net income (loss)                     $    (80) $    789   $      1  $    (16)  $   (106) $    588
                                           =============================================================

     Total assets as of September 30, 2001 $     --  $  4,083   $     58  $    838   $  9,102  $ 14,081
                                           =============================================================

                                                              Marine     Marine
   For the three months ended            Aircraft  Railcar    Vessel    Container  Trailer
       September 30, 2000                Leasing   Leasing    Leasing    Leasing   Leasing    Other(1)    Total
       ------------------                -------   -------    -------    -------   -------    -----       -----


    REVENUES
     Lease revenue                       $ 1,227   $  1,584   $    --   $      15  $   136   $     --   $  2,962
     Interest income and other                 1          9        --          --       --         57         67
     Gain on disposition of equipment      9,460         68        --          23       84         --      9,635
                                         ------------------------------------------------------------------------
       Total revenues                     10,688      1,661        --          38      220         57     12,664

   COSTS AND EXPENSES
     Operations support                       23        498        --           1       60          9        591
     Depreciation and amortization           696        403        --          17       60         (1)     1,175
     Interest expense                         --         --        --          --       --         39         39
     Management fees                          47        105        --          --        8         --        160
     General and administrative expenses      58         51        --           1       28        183        321
     Loss on revaluation of equipment         --         --        --          --       11         --         11
     Provision for bad debts                  --         36        --          --       --         --         36
                                         ------------------------------------------------------------------------
       Total costs and expenses              824      1,093        --          19      167        230      2,333
                                         ------------------------------------------------------------------------
   Equity in net income of USPE's             --         --     1,102          --       --         --      1,102
                                         ------------------------------------------------------------------------
   Net income (loss)                     $ 9,864   $    568   $ 1,102   $      19  $    53   $   (173) $ 11,433
                                         ========================================================================

   Total assets as of September 30, 2000 $ 2,078   $  5,464   $   191   $     191  $ 1,054   $ 12,285   $ 21,263
                                         ========================================================================


(1) Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest and amortization expense and certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7.   OPERATING SEGMENTS (continued)


                                                             Marine       Marine
  For the nine months ended            Aircraft   Railcar    Vessel      Container Trailer
      September 30, 2001               Leasing    Leasing    Leasing     Leasing   Leasing     Other(1)     Total
      ------------------               -------    -------    -------     -------   -------     -----      -----
  REVENUES
    Lease revenue                      $    185   $  4,864   $      --   $     20  $    294   $     --  $  5,363
    Interest income and other                39         --          --         --        --        209       248
    Gain on disposition of equipment      3,694        247          --         51        23         --     4,015
                                       --------------------------------------------------------------------------
      Total revenues                      3,918      5,111          --         71       317        209     9,626

  COSTS AND EXPENSES
    Operations support                      104      1,363          --         --       155         93     1,715
    Depreciation and amortization           151      1,174          --         23       116         --     1,464
    Management fees                           2        336          --          1        15         --       354
    General and administrative              215        178          15          1        64        717     1,190
  expenses
    Provision for bad debts                  --          4          --         --        --         --         4
                                       --------------------------------------------------------------------------
      Total costs and expenses              472      3,055          15         25       350        810     4,727
                                       --------------------------------------------------------------------------
  Equity in net loss of USPE's               --         --         (10)        --        --         --       (10)
                                       --------------------------------------------------------------------------
  Net income (loss)                    $  3,446   $  2,056   $     (25)  $     46  $    (33)  $   (601) $  4,889
                                       ==========================================================================

  Total assets as of September 30,     $     --   $  4,083   $      --   $     58  $    838   $  9,102  $ 14,081
  2001
                                       ==========================================================================

                                                             Marine       Marine
  For the nine months ended            Aircraft   Railcar    Vessel      Container Trailer
      September 30, 2000               Leasing    Leasing    Leasing     Leasing   Leasing     Other(1)   Total
      ------------------               -------    -------    -------     -------   -------     -----      -----


  REVENUES
    Lease revenue                      $  3,654   $  4,972   $      --   $     68  $    436   $     --  $  9,130
    Interest income and other                 3         12          --         --        --         94       109
    Gain on disposition of equipment      9,460        106          --         36        78         --     9,680
                                       --------------------------------------------------------------------------
      Total revenues                     13,117      5,090          --        104       514         94    18,919

  Costs and Expenses
    Operations support                      231      1,411          --          2       164         29     1,837
    Depreciation and amortization         2,429      1,230          --         59       184         30     3,932
    Interest expense                         --         --          --         --        --        306       306
    Management fees                         138        345          --          3        24         --       510
    General and administrative              151        160          --          1        75        634     1,021
  expenses
    Loss on revaluation of equipment         --         --          --         --       202         --       202
    Recovery of bad debts                    --        (58)         --         --        (1)       (10)      (69)
                                       --------------------------------------------------------------------------
      Total costs and expenses            2,949      3,088          --         65       648        989     7,739
                                       --------------------------------------------------------------------------
  Equity in net income of USPE's             22         --         995         --        --         --     1,017
                                       --------------------------------------------------------------------------
  Net income (loss)                    $ 10,190   $  2,002   $     995   $     39  $   (134)  $   (895) $ 12,197
                                       ==========================================================================

  Total assets as of September 30,     $  2,078   $  5,464   $     191   $    191  $  1,054   $ 12,285  $ 21,263
                                       ==========================================================================

(1) Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest and amortization expense and certain operations support and general and administrative expenses.

8. NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2001 and 2000 was 9,871,073.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. CONTINGENCIES

The Partnership, together with affiliates, has initiated litigation in various official forums in India against two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with the relevant lease contract. The Partnership has repossessed all of its property previously leased to these airlines and causing one of the airline lessees to cease operations. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.

During 2001, an arbitration between one India lessee and the Partnership took place and the Partnership was awarded a settlement. The General Partner and the lessee are in the process of negotiating the settlement in a manner that benefits all parties involved. The General Partner decided not to accrue the amount of the settlement because collection of the settlement is remote. The General Partner will continue to try to collect the full amount of the settlement.

During 2001, the General Partner has decided to minimize its collection efforts from the other India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has a limited ability to pay.

The Partnership is involved as plantiff or defendant in various legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

10. LIQUIDATION AND SPECIAL DISTRIBUTIONS

On January 1, 2000, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership assets. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners. Upon final liquidation, the Partnership will be dissolved.

The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid in 2001 and 2000. Sales and liquidations occur based on the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some cases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND III'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2001 compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                      For the Three Months
                                                      Ended September 30,
                                                    2001               2000
                                               -------------------------------------

Railcars                                       $         1,224    $         1,086
Trailers                                                    48                 76
Marine containers                                           (3)                14
Aircraft                                                   (77)             1,204

Railcars: Railcar lease revenues and direct expenses were $1.6 million and $0.4 million, respectively, for the quarter ended September 30, 2001, compared to $1.6 million and $0.5 million, respectively, during the same period of 2000. Direct expenses decreased $0.1 million during the three months ended September 30, 2001 due to fewer required repairs compared to the same period of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the quarters ended September 30, 2001 and 2000.

Marine containers: Marine container lease revenues and direct expenses were $(3,000) and $-0- respectively, for the quarter ended September 30, 2001, compared to $15,000 and $1,000, respectively, during the same period of 2000. The decrease in marine container contribution in the third quarter of 2001 was due to the disposition of marine containers in 2000 and 2001. The negative lease revenues during the three months ended September 30, 2001, was caused by actual lease revenues during the second quarter of 2001 being less than had been previously reported.

Aircraft: Aircraft lease revenues and direct expenses were $-0- and $0.1 million, respectively, for the quarter ended September 30, 2001, compared to $1.2 million and $23,000, respectively, during the same period of 2000. Lease revenues decreased $1.2 million during the three months ended September 30, 2001 compared to the same period in 2000 due to the sale of the Partnership's remaining wholly-owned aircraft during the first quarter of 2001.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.7 million for the quarter ended September 30, 2001 decreased from $1.7 million for the same period of 2000. Significant variances are explained as follows:

     (i) A $0.7 million decrease in depreciation and amortization expenses from 2000 levels was due to the disposition of Partnership assets during 2001 and 2000.

     (ii) A $0.1 million decrease in administrative expenses during the third quarter 2001 was primarily due to a decrease in professional services required by the Partnership.

     (iii)A $0.1 million decrease in bad debt expense from the third quarter of 2000 was due to the recovery of a $0.1 million receivable previously reserved for as a bad debt. A similar bad debt recovery did not occur in the third quarter of 2000.

     (iv) A decrease of $39,000 in interest expense was due to the repayment of the Partnership's debt during 2000.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the third quarter of 2001 was $31,000, resulting from the disposition of marine containers, trailers, and railcars, with an aggregate net book value of $19,000, for proceeds of $0.1 million. The net gain on the disposition of owned equipment for the third quarter of 2000 was $9.6 million, resulting from the disposition of marine containers, railcars, trailers, and aircraft with an aggregate net book value of $2.6 million, for proceeds of $12.2 million.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entities (USPE's)

Net income generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                    For the Three Months
                                                    Ended September 30,
                                                  2001               2000
                                             -------------------------------------

Marine vessel                                $            --    $         1,102
                                             -------------------------------------
    Equity in net income of USPE's           $            --    $         1,102
                                             =====================================

Marine vessel: As of September 30, 2001, the Partnership had no remaining interest in an entity that owned a marine vessel. Marine vessel revenues and expenses were $-0- for the quarter ended September 30, 2001, compared to lease revenues of $0.2 million and the gain of $1.1 million from the sale of the marine vessel entity in which the Partnership owned an interest offset, in part, by depreciation expense, direct expenses, and administrative expenses of $0.2 million, respectively, for the same period of 2000. The decrease in revenues and expenses of marine vessels in the third quarter of 2001 compared to the same period of 2000 was due to the sale of the Partnership's interest in an entity that owned a marine vessel during the third quarter of 2000.

(E) Net Income

As a result of the foregoing, the Partnership had a net income of $0.6 million in the third quarter of 2001 compared to net income of $11.4 million in the third quarter of 2000. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended September 30, 2001 is not necessarily indicative of future periods.









                      (This space intentionally left blank)

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 2001 compared to the same period of 2000. The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                    For the Nine Months
                                                    Ended September 30,
                                                  2001               2000
                                             -------------------------------------

Railcars                                     $         3,501    $         3,561
Trailers                                                 139                272
Aircraft                                                  81              3,423
Marine containers                                         20                 66

Railcars: Railcars lease revenues and direct expenses were $4.9 million and $1.4 million, respectively, for the nine months ended September 30, 2001, compared to $5.0 million and $1.4 million, respectively, during the same period of 2000. The decrease in railcar contribution in the nine months ended September 30, 2001 was due to a decrease in railcar utilization in 2001, compared to the same period in 2000.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the nine months ended September 30, 2001, compared to $0.4 million and $0.2 million, respectively, during the same period of 2000. The number of trailers owned by the Partnership has been declining due to dispositions. The result of this declining fleet is a decrease in trailer contribution.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the nine months ended September 30, 2001, compared to $3.7 million and $0.2 million, respectively, during the same period of 2000. The $3.3 million decrease in aircraft contribution during the nine months ended September 30, 2001 compared to the same period in 2000 was due to the sale of the Partnership's' aircraft during the first quarter of 2001.

Marine containers: Marine container lease revenues and direct expenses were $20,000 and $-0-, respectively, for the nine months ended September 30, 2001, compared to $0.1 million and $2,000, respectively, during the same period of 2000. The number of marine containers owned by the Partnership has been declining due to dispositions. The result of this declining fleet is a decrease in marine container contribution.

(B) Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.0 million for the nine months ended September 30, 2001 decreased from $5.9 million for the same period of 2000. Significant variances are explained as follows:

     (i) A decrease of $2.5 million in depreciation and amortization expenses from 2000 levels due to the disposition of Partnership assets during 2001 and 2000.

     (ii) A decrease of $0.3 million in interest expense was due to the repayment of the Partnership's debt during 2000.

     (iii)Loss on revaluation of equipment decreased $0.2 million during the nine months ended September 30, 2001 compared to the same period of 2000. During the nine months ended September 30, 2000, the Partnership reduced the carrying value of trailers to their estimated net realizable value. There was no revaluation of equipment required during the same period of 2001.

     (iv) A decrease of $0.2 million in management fees to affiliate from 2000 levels was due to lower lease revenues during the nine months ended September 30, 2001, compared to the same period of 2000.

     (v) An increase of $0.2 million in general and administrative expenses was due to an increase of $0.1 million in legal fees related to aircraft litigation. Allocations by the General Partner also increased $0.1 million, of which $30,000 was due to severance costs related to staff reductions.

     (vi) An increase of $0.1 million in bad debt expense during the nine months ended September 30, 2001 compared to the same period of 2000. During the nine months ended September 30, 2001, the General Partner's evaluation of the collectability of receivables due from certain lessees of $0.1 million was offset by the recovery of $0.1 million receivable previously reserved for as a bad debt. During the same period of 2000, the General Partner's evaluation of the collectability of receivables due from certain lessees of $36,000 was offset by the recovery of $0.1 million receivable previously reserved for as a bad debt.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment was $4.0 million for the nine months ended September 30, 2001, resulting from the disposition of aircraft, marine containers, trailers, and railcars with an aggregate net book value of $1.6 million, for proceeds of $5.7 million. The net gain on the disposition of equipment was $9.7 million for the nine months ended September 30, 2000, resulting from the disposition of marine containers, trailers, railcars, and aircraft with an aggregate net book value of $2.8 million, for proceeds of $12.5 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                    For the Nine Months
                                                    Ended September 30,
                                                  2001               2000
                                             -------------------------------------

Aircraft, aircraft engines, and rotables     $            --    $            20
Marine vessel                                            (10)               997
                                             -------------------------------------
    Equity in net income (loss) of USPE's    $           (10)   $         1,017
                                             =====================================

Aircraft, aircraft engines, and rotables: As of September 30, 2001, the Partnership had no remaining interests in entities that owned aircraft, aircraft engines, or rotables. The Partnership had no revenues or expenses in USPE's that owned aircraft, aircraft engines, or rotables in the nine months ended September 30, 2001. The Partnership's share of aircraft revenues and expenses were $20,000 and $-0-, respectively, for the nine months ended September 30, 2000. The $20,000 of aircraft revenues for the nine months ended September 30, 2000 represented interest income earned on accounts receivable.

Marine vessel: As of September 30, 2001, the Partnership's had no remaining interests in entities that owned marine vessels. During the nine months ended September 30, 2001, lease revenues of $6,000 was offset by depreciation expense, direct expenses, and administrative expenses of $16,000, compared to lease revenues of $0.7 million and the gain of $1.1 million from the sale of the Partnership's interest in an entity that owned a marine vessel being offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million, for the same period of 2000. The decrease in lease revenues and expenses of marine vessels for the nine months ended September 30, 2001 compared to the same period of 2000 was due to the sale of the Partnership's interest in an entity that owned a marine vessel during 2000.

(E) Net Income

As a result of the foregoing, the Partnership had net income of $4.9 million for the nine months ended September 30, 2001, compared to net income of $12.2 million in the same period of 2000. The Partnership's ability to operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2001 is not necessarily indicative of future periods. In the nine months ended September 30, 2001, the Partnership distributed $0.6 million to the limited partners or $0.06 per weighted average depository unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2001, the Partnership generated operating cash of $2.3 million (net cash provided by operating activities plus non-liquidating distributions from USPE's) to meet its operating obligations and make distributions to the partners (total of $0.6 million the nine months ended September 30, 2001).

During the nine months ended September 30, 2001, the Partnership sold owned equipment and received aggregate proceeds of $5.6 million.

Restricted cash decreased $0.1 million during the nine months ended September 30, 2001 due to the return of the security deposit to the buyer of an aircraft.

During the nine months ended September 30, 2001, accounts receivable increased $0.1 million due to the timing of cash receipts.

During the nine months ended September 30, 2001, accounts payable and accrued expenses decreased $32,000 due to the reduction in the size of the Partnership's equipment portfolio.

During the nine months ended September 30, 2001, lessee deposits and reserves for repairs decreased $0.2 million. This reflects a decrease of $0.1 million in lessee deposits due to the return of security deposits to the buyers who purchased an aircraft during the first quarter of 2001. Additionally, a decrease of $0.1 million in prepaid aircraft revenue was due to the sale of an aircraft.

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

(III) OUTLOOK FOR THE FUTURE

The Partnership entered its liquidation phase on January 1, 2000. The General Partner is actively marketing all of the Partnership's assets for sale. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California in December 2000, and following completion of the liquidation of the Partnership which is anticipated to occur in 2002, the General Partner will file a certificate of cancellation.

Several factors may affect the Partnership's operating performance in the remainder of 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership.

Other factors affecting the Partnership's contribution in the year 2001 and beyond include:

1. The cost of new marine containers have been at historical lows for the past several years which has caused downward pressure on the per diem lease rates for this type of equipment.

2. Railcar loadings in North America for the nine months ending 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

(IV) FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is currency devaluation risk.

During the nine months ended September 30, 2001, 64% of the Partnership's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.








                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              Report dated September 5, 2001 announcing the engagement of Deloitte & Touche LLP as the Partnership's auditors and the dismissal of KPMG, LLP.





















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



                                      PLM EQUIPMENT GROWTH FUND III

                                      By: PLM Financial Services, Inc.
                                          General Partner




Date:  November 13, 2001              By: /s/ Stephen M. Bess
                                         -----------------------------------
                                         Stephen M. Bess
                                         President and
                                         Current Chief Accounting Officer