Form 10-K
period 2001-12-31
PLM EQUIPMENT GROWTH FUND III
filed 2002-03-26
CIK 824210

-43-





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

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

        Registrant's telephone number, including area code (415) 445-3201
                             -----------------------

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

Aggregate market value of voting stock:  N/A

Indicate the number of units outstanding of each of the issuer's classes of depositary units, as of the latest practicable date:

             Class                               Outstanding at March 26, 2002
             -----                               -----------------------------
Limited partnership depositary units:                             9,871,209
General Partnership units:                                                1

An index of exhibits filed with this Form 10-K is located at page 20. Total number of pages in this report: 52.

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

     (3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse affect on the Partnership. As the Partnership is in the liquidation phase, proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from an unconsolidated special-purpose entity (USPE)), are used to pay distributions to the partners.

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

As of December 31, 2001, there were 9,871,210 depositary units outstanding.

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

Table 1, below, lists the equipment and the cost of the equipment in the Partnership's portfolio, as of December 31, 2001 (in thousands of dollars):

                                     TABLE 1

 Units                             Type                                     Manufacturer                    Cost
----------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

    708    Non-pressurized tank railcars                         Various                                $   17,083
    435    Pressurized tank railcars                             Various                                    10,797
    110    Coal railcars                                         Various                                     4,425
    176    Intermodal trailers                                   Various                                     3,036
    119    Marine containers                                     Various                                     2,390
                                                                                                        --------------

               Total owned equipment held for operating leases                                          $   37,731 (1)
                                                                                                       ==============

(1)  Includes equipment purchased with the proceeds from capital  contributions, undistributed  cash  flow  from  operations,  and  Partnership  borrowings.
     Includes  costs  capitalized  subsequent  to the date of  acquisition,  and
     equipment   acquisition   fees   paid  to  PLM   Transportation   Equipment
     Corporation.  All  equipment  was used  equipment  at the time of purchase, except for 50 marine containers and 164 dry intermodal trailers.

Railcars are leased under operating leases with terms of six months to six years. The Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

The lessees of the equipment include: Canadian Pacific Railway Corporation, Union Pacific Railraod Corporation, Trans Ocean Ltd., Terra Nitrogen, and Kankakee, Beaverville & Southern Railroad (KBS).

(B) Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

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

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX General Electric Railcar Services Corporation, and other investment programs that lease the same types of equipment.

(D) Demand

The Partnership currently operates in three primary operating segments: railcar leasing, trailer leasing, and marine container leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Partnership's equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1) Railcars

(a) General Purpose (Nonpressurized) Tank Cars

These railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2001 carloadings of the commodity group that includes chemicals and petroleum products fell over 5% from 2000 levels. Utilization of the Partnership's nonpressurized tank cars decreased from 90% at the beginning of 2001 to 85% at year-end.

(b) Pressurized Tank Cars

Pressurized tank cars are used to transport liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The US markets for natural gas are industrial applications, residential use, electrical generation, commercial applications, and transportation. Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 5% compared to 2000. Even with this decrease in industry-wide demand, the utilization of this type of railcar within the Partnership continued to be in the 98% range through 2001

(c) Coal Railcars

Since most coal is shipped to domestic electric utilities, demand for coal is greatly influenced by the demand for electricity, in particular summer air conditioning, and to a lesser extent winter heating requirements. Coal carloadings in the United States in 2001 increased by approximately 5% when compared to 2000 levels.

The coal railcars owned by the Partnership were on a lease that expired on December 31, 2001. The lessee has returned the cars, and they were disposed of in 2002.

(2) Intermodal (Piggyback) Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past five years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower freight rates on domestic containers compared to trailer rates. During 2001, demand for intermodal trailers was much more volatile than historic norms. Unusually low demand occurred over the second half of the year due to a rapidly slowing economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand which occurred over the latter half of 2001, shipments for the year within the intermodal trailer market declined approximately 10% compared to the prior year. Average utilization of the entire US intermodal fleet rose from 73% in 1998 to 77% in 1999, and then declined to 75% in 2000 and further declined to a record low of 63% in 2001.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership's intermodal trailers during 2001. Even with these efforts, average utilization of the Partnership's intermodal trailers for the year 2001 dropped 8% to approximately 73%, still 10% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Overall, intermodal trailer shipments are forecast to decline by 10% to 15% in 2002, compared to 2001, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to have approximately 25,000 units in surplus for 2002. Maintenance costs have increased approximately 10% from 2000 due to improper repair methods performed by the railroads' vendors and billed to owners. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will continue to be undertaken to reduce maintenance costs and cartage costs.

(3) Marine Containers

The Partnership's fleet of both standard dry and specialized containers is in excess of 12 years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales, although highly dependent upon the specific location and type of container, has softened somewhat in the last year primarily due to the worldwide recession. In addition to this overall softness in residual values, the Partnership has continued to experience reduced residual values on the sale of refrigerated containers, due primarily to technological obsolescence associated with this equipment's refrigeration machinery.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

(1) The Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers.

(2) The U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars. This does not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 1,143 of this type of railcars. As of December 31, 2001, 103 have been inspected and no significant defects have been discovered.

As of December 31, 2001, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased. As of December 31, 2001, the Partnership owned a portfolio of transportation and related equipment as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $199.7 million, proceeds from debt financing of $41.9 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 120 Montgomery Street, Suite 1350, San Francisco, California 94104. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

The Partnership, together with affiliates, has initiated litigation in various official forums in India against two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with the relevant lease contracts. The Partnership has repossessed all of its property previously leased to these airlines, causing one of the airline lessees to cease operations. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

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

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2001.


                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to a 5% interest in the profits, losses and distributions of the Partnership. The General Partner is the sole holder of such interest. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits, losses and distributions of the Partnership are owned, as of December 31, 2001, by the 8,512 unit holders in the Partnership

There are several secondary markets that will facilitate sales and purchases of depositary units. Secondary markets are characterized as having few buyers for depositary units and, therefore, are generally viewed as inefficient vehicles for the sale of depositary units. Presently, there is no public market for the units and none is likely to develop.

The Partnership is listed on the OTC Bulletin Board under the symbol GFZPZ.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the depositary units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of depositary units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a United States citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.














                      (this space intentionally left blank)

ITEM 6. SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
   (In thousands of dollars, except weighted-average depositary unit amounts)

                                                2001          2000            1999            1998            1997
                                              -------------------------------------------------------------------------

Operating Results:
  Total revenues                            $    11,484    $   21,010       $  17,494     $    22,507     $   28,592
  Net gain on disposition
    of equipment                                  4,139         9,707           2,197           3,808          5,629
  Equity in net income (loss) of uncon-
    solidated special-purpose entity                (10)          918           1,413              49            857
  Net income                                      5,278        11,898           4,039           2,917          1,937

At year-end:
  Total assets                              $    14,482    $   10,037       $  18,690     $    35,512     $   56,395
  Note payable                                       --            --           7,458          18,540         29,290
  Total liabilities                                 511           721          10,362          21,219         34,397

Cash distribution                           $       623    $   10,910       $   7,793     $    10,394     $   10,391

Cash distribution representing
    a return of capital to the limited
    Partners                                $        --    $       --       $   3,754     $     7,477     $    8,454

Per weighted-average depositary unit

  Net income                                $      0.53    $     1.15 (1)   $    0.37 (1) $      0.24 (1) $     0.14 (1)

  Cash distribution                         $      0.06    $     1.05       $    0.75     $      1.00     $     1.00

  Cash distribution representing
    a return of capital to the limited
    Partners                                $        --    $       --       $    0.38     $      0.76     $     0.86

__________________________________

(1)  After an increase  of income of $0.2  million  ($0.03 per  weighted-average depositary  unit) in 2001  and $0.1  million  ($0.01  per  weighted-average depositary  unit)  in  2000,  representing  allocations  from  the  General
     Partner.   After   reduction   of  income  of  $0.2   million   ($0.02  per
     weighted-average   depositary  unit)  in  1999,  $0.4  million  ($0.04  per
     weighted-average   depositary   unit)  in  1998  and   1997,   representing
     allocations   to  the  General   Partner  (see  Note  1  to  the  financial
     statements).

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

(B) Results of Operations -- Factors Affecting Performance

(1) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership's equipment include, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2001 across its railcar, trailer, and marine container portfolio.

     (a) Railcars: The relatively short duration of most leases exposes the railcars to considerable re-leasing activity. As of December 31, 2001, the Partnership had 210 railcars off-lease. Additional railcar leases will expire in 2002. The Partnership's lease revenue declined approximately $0.2 million from 2000 to 2001 due to the disposition of railcars during 2000 and 2001.

     (b) Trailers: The Partnership's trailer portfolio operates with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. The Partnership's lease revenue decreased approximately $0.2 million from 2000 to 2001 primarily due to the disposition of trailers in 2000 and 2001.

     (c) Marine containers: The Partnership's remaining marine container portfolio operates in utilization-based leasing pools and, as such, is exposed to considerable repricing activity. The Partnership's marine container contribution declined approximately $0.1 million from 2000 to 2001 primarily due to the disposition of marine containers in 2000 and 2001.

(2) Equipment Liquidations

Liquidation of Partnership equipment and the Partnership's investment in an USPE represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. During the year ended December 31, 2001, the Partnership sold or disposed of aircraft, railcars, trailers, and marine containers, with an aggregate net book value of $1.7 million, for proceeds of $5.8 million.

(3) Equipment Valuation

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS No. 121), the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset would not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. A $0.2 million loss on revaluation was recorded during 2000. No reductions to the equipment carrying values were required for the years ended December 31, 2001 or 1999 or to partially owned USPE equipment in 2001, 2000, or 1999

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

(C) Financial Condition -- Capital Resources and Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing. No further capital contributions from the original partners are permitted under the terms of the limited partnership agreement. As of December 31, 2001, the Partnership had no outstanding indebtedness. The Partnership relies on operating cash flow to meet its operating obligations.

For the year ended December 31, 2001, the Partnership generated $3.2 million in cash to meet its operating obligations, and make distributions (total in 2001 of $0.6 million) to the partners.

During the year ended December 31, 2001, the Partnership sold or disposed of aircraft, railcars, trailers, and marine containers, with an aggregate net book value of $1.7 million in 2001, for proceeds of $5.8 million.

Accounts receivable decreased $0.2 million during 2001 due to the decrease in lease revenue caused by the reduction in the size of the equipment portfolio.

Accounts payable and accrued expenses decreased $46,000 during the year ended December 31, 2001 due to the decrease in payments to vendors resulting from the reduction in the size of the equipment portfolio.

The Partnership's lessee deposits and reserve for repairs decreased by $0.2 million during the year ended December 31, 2001. A $0.1 million decrease resulted from the return of security deposits to the buyer who purchased an aircraft during 2001. A $0.1 million decrease resulted from lower prepaid aircraft revenue due to the sale of the aircraft.

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

The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the General Partner continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the General Partner estimates that there will be distributions to the Partnership after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment.

(D) Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including intangibles, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on our historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more signifigant judgments and estimates used in the preparation of our financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record a loss on revaluation. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment, investments in unconsolidated special purpose entities and intangible assets to determine if the carrying value of the asset may not be recoverable in consideration of current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership's lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(E) Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and 2000

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during 2001 compared to 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see
Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment.

The following table presents lease revenues less direct expenses by equipment type (in thousands of dollars):

                                                  For the Years
                                                Ended December 31,
                                             2001               2000
                                        -------------------------------------

   Railcars                             $         4,493    $         4,572
   Trailers                                         192                352
   Aircraft                                          81              3,403
   Marine containers                                 25                 76

Railcars: Railcars lease revenues and direct expenses were $6.4 million and $1.9 million, respectively, for the year ended December 31, 2001, compared to $6.6 million and $2.0 million, respectively, during the same period of 2000. The decrease in railcar contribution in the year ended December 31, 2001 was due to a decrease in railcar utilization in 2001, compared to 2000.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for 2001, compared to $0.6 million and $0.2 million, respectively, during 2000. The number of trailers owned by the Partnership has been declining due to dispositions. The result of this declining fleet is a decrease in trailer contribution.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for 2001, compared to $3.9 million and $0.5 million, respectively, during 2000. The $3.3 million decrease in aircraft contribution during 2001 compared to 2000 was due to the sale of the Partnership's' aircraft during 2001.

Marine containers: Marine container lease revenues and direct expenses were $26,000 and $1,000, respectively, for 2001, compared to $0.1 million and $4,000, respectively for 2000. The number of marine containers owned by the Partnership has been declining due to dispositions. The result of this declining fleet is a decrease in marine container contribution.

(b) Indirect Operating Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.9 million for the year ended December 31, 2001 decreased from $7.3 million for the same period of 2000. Significant variances are explained as follows:

     (i) A decrease of $2.9 million in depreciation and amortization expenses from 2000 levels due to the disposition of Partnership assets during 2001 and 2000.

     (ii) A decrease of $0.3 million in interest expense was due to the repayment of the Partnership's debt during 2000.

     (iii) Loss on revaluation of equipment decreased $0.2 million during 2001 compared to 2000. During 2000, the Partnership reduced the carrying value of trailers to their estimated net realizable value. There was no revaluation of equipment required during 2001.

     (iv) A decrease of $0.2 million in management fees to affiliate from 2000 levels was due to lower lease revenues during 2001, compared to 2000.

     (v) A decrease of $47,000 in general and administrative expenses was due a decrease of $0.1 million in computer and other allocated expenses. The decrease was offset by an increase of $50,000 for professional services required by the Partnership.

     (vi) A increase of $0.2 million for the provision for bad debts expense in 2001 was due to a $0.1 million increase due to the General Partner's evaluation of the collectability of receivables due from certain lessees. An additional $0.1 million increase was due to the collection of an accounts receivable in 2000 that had previously been written off as a bad debt. A similar event did not occur in 2001.

(c) Net Gain on Disposition of Owned Equipment

Net gain on the disposition of equipment for the year ended December 31, 2001 total $4.1 million, and resulted from the sale of aircraft, marine containers, trailers, and railcars with an aggregate net book value of $1.7 million for proceeds of $5.8 million. Net gain on disposition of equipment for the year ended December 31, 2000 totaled $9.7 million, which resulted from the sale of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $2.8 million, for proceeds of $12.5 million.

(d)  Equity in Net Income  (Loss) of an  Unconsolidated  Special-Purpose  Entity
(USPE)

Equity in net income (loss) of an USPE represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. This entity was single purpose and had no debt. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                                For the Years
                                                              Ended December 31,
                                                           2001               2000
                                                      -------------------------------------

Aircraft, aircraft engines, and rotables              $            --    $            23
Marine vessel                                                     (10)               895
                                                      -------------------------------------
    Equity in net income (loss) of an USPE            $           (10)   $           918
                                                      =====================================

Aircraft, aircraft engines, and rotables: As of December 31, 2001 and 2000, the Partnership had no remaining interest in an entity that owned aircraft, aircraft engines, or rotables. The Partnership had no revenues or expenses in an USPE that owned aircraft, aircraft engines, or rotables in the year ended December 31, 2001. The Partnership's share of aircraft revenues and expenses were $23,000 and $-0-, respectively, for the year ended December 31, 2000. The $23,000 of aircraft revenues for the year ended December 31, 2000 represented interest income earned on accounts receivable.

Marine vessel: As of December 31, 2001 and 2000, the Partnership had no remaining interest in an entity that owned marine vessels. During the year ended December 31, 2001, insurance settlement proceeds of $6,000 was offset by direct expenses, and administrative expenses of $16,000, compared to lease revenues of $0.7 million and the gain of $1.1 million from the sale of the Partnership's interest in an entity that owned a marine vessel being offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million for 2000. The decrease in lease revenues and expenses of marine vessels for 2001 compared to 2000 was due to the sale of the Partnership's interest in an entity that owned a marine vessel during 2000.

(e) Net Income

As a result of the foregoing, the Partnership had net income of $5.3 million for the year ended December 31, 2001, compared to net income of $11.9 million in the same period of 2000. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2001 is not necessarily indicative of future periods. In the year ended December 31, 2001, the Partnership distributed $0.6 million to the limited partners or $0.06 per weighted average depositary unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999

In September 1999, PLM Financial Services, Inc. (FSI or the General Partner), amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in an USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the year ended December 31, 1999 and were included with the owned equipment operations. For the three months ended December 31, 1999 and twelve months ended December 31, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPE.

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased for the year ended December 31, 2000 when compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                              For the Years
                                            Ended December 31,
                                         2000               1999
                                    -------------------------------------
Railcars                            $         4,572    $         5,100
Aircraft                                      3,403              4,977
Trailers                                        352                512
Marine containers                                76                118
Marine vessel                                    --                660

Railcars: Railcar lease revenues and direct expenses were $6.6 million and $2.0 million, respectively, for 2000, compared to $6.9 million and $1.8 million, respectively, during 1999. Revenue declined as a result of lower lease rates. The increase in direct expenses of $0.2 million was a result of more repairs being required on rail equipment in 2000 than was needed during 1999.

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

Marine containers: Marine containers lease revenues and direct expenses were $0.1 million and $4,000, respectively in 2000 compared to $0.1 million and $2,000, respectively, in 1999. The number of containers owned by the Partnership has been declining due to dispositions. The result of this declining fleet has been a decrease in containers contribution.

Marine vessel: Marine vessel lease revenues and direct expenses were zero for 2000, compared to $1.5 million and $0.8 million, respectively, for 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the year ended December 31, 2000, lease revenues decreased $1.5 million and direct expenses decreased $0.8 million when compared to 1999.


(b) Interest and Other Income

Interest and other income decreased by $0.2 million in 2000 compared to 1999 due to lower income on the railcars related to mileage charges.

(c) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.3 million for the year ended December 31, 2000 decreased from $11.4 million for 1999. Significant variances are explained as follows:

     (i) A decrease of $2.9 million in depreciation and amortization expense from 1999 levels resulted from an approximately $2.3 million decrease due to the sale of certain assets during 2000 and 1999, and a decrease of $0.6 million was the result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting.

     (ii)A decrease of $0.7 million in interest expense was due to the repayment of the Partnership's debt in 2000.

     (iii) Bad debt expense decreased $0.4 million in 2000 compared to 1999. A $0.3 million decrease was due to the General Partner's evaluation of the collectability of receivables due from certain lessees, and a $0.1 million decrease was due to collection of $0.1 million from unpaid invoices in 2000 that had previously been reserved for as bad debts. A similar recovery did not occur in 1999.

     (iv)A decrease of $0.2 million in management fees to affiliate was due to lower lease revenues in 2000, compared to 1999.

     (v) A decrease of $0.1 million in general and administrative expenses from 1999 levels was due to the reduction of the size of the Partnership's equipment portfolio.

     (vi)An increase of $0.2 million in revaluation of equipment was due to the loss on revaluation of trailer equipment in 2000. A similar loss did not occur in 1999.

(d) Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment was $9.7 million for the year ended December 31, 2000 resulting from the disposition of marine containers, trailers, railcars, and aircraft with an aggregate net book value of $2.8 million, for proceeds of $12.5 million. The net gain on disposition of equipment was $2.2 million for the same period of 1999 resulting from the disposition of marine containers, trailers, railcars, and an aircraft with an aggregate net book value of $1.6 million, for proceeds of $3.8 million.

(e) Equity in Net Income (Loss) of USPE

Equity in net income (loss) of an USPE represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the financial statements). This entity was single purpose and did not have any debt. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                  For the Years
                               Ended December 31,
                                                      2000               1999
                                                 -------------------------------------
Marine vessel                                    $           895        $      (64)
Aircraft, aircraft engines, and rotables                      23             1,477
                                                 -------------------------------------
  Equity in net income of an USPE                $           918        $    1,413
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

Aircraft, aircraft engines, and rotables: As of December 31, 2000, the Partnership had no remaining interest in an entity owning aircraft, aircraft engines, or rotables. The interest in the trust that owned this equipment was sold in 1999, for a gain of $1.6 million. The Partnership's share of aircraft, aircraft engines, and rotables lease revenue and expenses of $23,000 and zero for 2000 compared to zero and $0.1 million respectively, for 1999. The $23,000 of aircraft revenues for 2000 represented interest income earned on accounts receivable. The decrease in revenue and expenses is due to the sale of the aircraft, aircraft engines, and rotables in the first quarter of 1999.

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

(F) Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to
Note 6 to the financial  statements for information on the revenues,  net income
(loss), and net book value of equipment in various geographic regions.

Revenues and net operating income (loss) by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to significantly change in the future as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location, or sell the assets.

The Partnership's owned equipment on lease to the U.S. domiciled lessees consisted of railcars and trailers. During 2001, U.S. lease revenues accounted for 37% of the lease revenues generated by wholly-and jointly-owned equipment. U.S. operations resulted in a net loss of $0.4 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consisted of an owned aircraft and railcars. Canadian lease revenues accounted for 62% of total lease revenues generated by wholly-and jointly-owned equipment. Canadian operations generated net income of $2.6 million including the gain from this region of $0.2 million.

(G) Inflation

Inflation had no significant impact on the Partnership's operations during 2001, 2000, or 1999.

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

(I) Outlook for the Future

Since the Partnership is in its active liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life. Throughout the remaining life of the Partnership, the Partnership may periodically make special distributions to the partners as asset sales are completed.

Liquidation of the Partnership's equipment will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors that may affect the Partnership's contribution in the year 2002 include:

1. The Partnership's fleet of marine containers is in excess of twelve years of age and is no longer suitable for use in international commerce either due to its specific physical condition, or lessees' preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

2. Railcar loadings in North America have weakened over the past year. During 2001, utilization and lease rates decreased. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

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

Several other factors may affect the Partnership's operating performance in 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The other factors that may affect the Partnership's contribution in 2002 and beyond include:

(1) Repricing Risk

Certain of the Partnership's marine containers, railcars and trailers will be remarketed in 2002 as existing leases expire, exposing the Partnership to repricing risk/opportunity. Additionally, the Partnership entered its liquidation phase on January 1, 2000, and has commenced an orderly liquidation of the Partnership's assets. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2) Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, or sale of equipment.

The U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 1,143 of this type of railcars. As of December 31, 2001, 103 have been inspected with no significant defects have been discovered.

(3) Distributions

During the active liquidation phase, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations, and to the extent available, make distributions to the partners. In the long term, changing market conditions and used equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

(4) Liquidation

Liquidation of the Partnership's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership.

The Partnership, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 2000 and has commenced an orderly liquidation of the Partnership assets. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 22, 2000, and following completion of the liquidation of the Partnership which is anticipated to occur in 2001, the General Partner will file a certificate of cancellation.

Since the Partnership is in its active liquidation phase, the size of the Partnership's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Significant asset sales may result in potential special distributions to unitholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is currency devaluation risk. During 2001, 62% of the Partnership's total lease revenues came from non-United States domiciled lessees. Most of the leases require payment in United States
(US) currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (A) Disagreements with Accountants on Accounting and Financial Disclosures

         None

     (B) Changes in Accountants

In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued unqualified opinions on the 1999 and 2000 financial statements during 1999, 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.












                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------


Gary D. Engle                            52      Director, PLM Financial Services, Inc., PLM Investment
                                                 Management Inc., and PLM Transportation Equipment Corp.

James A. Coyne                           41      Director and Secretary, PLM Financial Services Inc., PLM
                                                 Investment Management, Inc., and PLM Transportation Equipment
                                                 Corp.

Stephen M. Bess                          55      President and Director, PLM Financial Services, Inc., PLM
                                                 Investment Management Inc., and PLM Transportation Equipment
                                                 Corp.

Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI. Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed a Director and Secretary of PLM Financial Services Inc. in April 2001. He was appointed a director of PLM International, Inc in February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Financial Services, Inc. in October 2000. He was appointed President and Chief Executive Officer of PLM International, Inc. in October 2000. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. He served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) Security Ownership of Certain Beneficial Owners

     The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income) and distributions of the Partnership. As of December 31, 2001, no investor was known by the General Partner to beneficially own more than 5% of the depositary units of the Partnership.

(B) Security Ownership of Management

     Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any depositary units of the Partnership as of December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others

     During 2001,  management  fees to IMI were $0.5 million.  During 2001,  the
     Partnership reimbursed FSI or its affiliates $0.4 million for administrative services and data processing expenses performed on behalf of the Partnership.











                    (This space is intentionally left blank)

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

     2. Financial Statements required under Regulation S-X Rule 3-09

          The following financial statements are filed as Exhibits of this Annual Report on Form 10-K:

          a. TAP Trust

(B)  Reports on Form 8-K

     None.

(C)  Financial Statement Schedule

          Schedule II Valuation and Qualifying Accounts

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


Date:  March 26, 2002            PLM EQUIPMENT GROWTH FUND III
                                 PARTNERSHIP

                                 By:      PLM Financial Services, Inc.
                                          General Partner


                                 By:      /s/ Stephen M. Bess
                                         --------------------------
                                         Stephen M. Bess
                                         President and Current Chief Accounting
                                         Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                                 Capacity                        Date




/s/ Gary D. Engle
------------------
Gary D. Engle                        Director, FSI               March 26, 2002




/s/ James A. Coyne
------------------
James A. Coyne                       Director, FSI               March 26, 2002




/s/ Stephen M. Bess
--------------------
Stephen M. Bess                      Director, FSI               March 26, 2002

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))


                                                                          Page

Independent auditors' reports                                            23-24

Balance sheets as of December 31, 2001 and 2000                             25

Statements of income for the years ended December 31,
     2001, 2000, and 1999                                                   26

Statements of changes in partners' capital for the years
     ended December 31, 2001, 2000, and 1999                                27

Statements of cash flows for the years ended December 31,
     2001, 2000, and 1999                                                   28

Notes to financial statements                                            29-39

Independent auditors' reports on financial statement schedule            40-41

Schedule II Valuation and Qualifying Accounts                               42

INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth Fund III:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund III (the "Partnership") as of December 31, 2001 and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Partnership, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 2000 and has commenced an orderly liquidation of the Partnership assets. During the liquidation phase, the Partnership's assets will continue to be reported at the lower of carrying amount or fair value less cost to sell. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 31, 2000, and following completion of the liquidation of the Partnership that is anticipated to occur in 2002, will file a certificate of cancellation. The General Partner is currently marketing all of the Partnership's assets for sale.



/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth Fund III:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund III ("the Partnership") as of December 31, 2000 and the related statements of income, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, PLM Equipment Growth Fund III, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 2000 and has commenced an orderly liquidation of the Partnership assets. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 22, 2000, and following completion of the liquidation of the Partnership, which is anticipated to occur in 2001, the General Partner will file a certificate of cancellation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the PLM Equipment Growth Fund III as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 2, 2001

                          Plm Equipment Growth Fund Iii
                             (A Limited Partnership)
                                 Balance Sheets
                                  December 31,
                 (In Thousands of Dollars, Except Unit Amounts)





                                                                           2001                2000
                                                                       ----------------------------------
Assets

Equipment held for operating leases, at cost                            $   37,731          $   40,028
Less accumulated depreciation                                              (33,833)            (34,361)
                                                                        ---------------------------------
                                                                             3,898               5,667
Equipment held for sale                                                         --               1,703
                                                                        ---------------------------------
    Net equipment                                                            3,898               7,370

Cash and cash equivalents                                                   10,141               1,832
Restricted cash                                                                 --                 125
Accounts receivable, net of allowance for doubtful
    accounts of $518 in 2001 and $455 in 2000                                  420                 591
Investment in an unconsolidated special-purpose entity                          --                  76
Prepaid expenses and other assets                                               23                  43
                                                                        ---------------------------------

      Total assets                                                      $   14,482          $   10,037
                                                                        =================================

Liabilities and Partners' Capital

Liabilities
Accounts payable and accrued expenses                                   $      416          $      462
Due to affiliates                                                               66                  72
Lessee deposits and reserve for repairs                                         29                 187
                                                                        ---------------------------------
  Total liabilities                                                            511                 721
                                                                        ---------------------------------

Commitments and contingencies

Partners' capital
Limited partners (9,871,210 depositary units
    as of December 31, 2001 and 2000)                                       13,971               9,316
General Partner                                                                 --                  --
                                                                        ---------------------------------
  Total partners' capital                                                   13,971               9,316
                                                                        ---------------------------------

      Total liabilities and partners' capital                           $   14,482          $   10,037
                                                                        =================================














                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (IN THOUSANDS OF DOLLARS, EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)


                                                                  2001           2000            1999
                                                              --------------------------------------------
REVENUES

Lease revenue                                                  $   7,027      $   11,098      $  14,852
Interest and other income                                            318             205            445
Net gain on disposition of equipment                               4,139           9,707          2,197
                                                               -------------------------------------------
  Total revenues                                                  11,484          21,010         17,494
                                                               -------------------------------------------

EXPENSES

Depreciation and amortization                                      1,891           4,773          7,628
Repairs and maintenance                                            2,169           2,564          2,619
Equipment operating expenses                                          36              33            668
Insurance expenses                                                   140             132            237
Management fees to affiliate                                         463             634            807
Interest expense                                                      --             306          1,021
General and administrative expenses to affiliates                    384             410            504
Other general and administrative expenses                          1,049           1,070          1,098
Provision for (recovery of) bad debts                                 64             (94)           308
Revaluation of equipment                                              --             202             --
                                                               -------------------------------------------
  Total expenses                                                   6,196          10,030         14,890
                                                               -------------------------------------------

Minority interests                                                    --              --             22
                                                               -------------------------------------------

Equity in net (loss) income of an unconsolidated
      special-purpose entity                                         (10)            918          1,413
                                                               -------------------------------------------

      Net income                                               $   5,278      $   11,898      $   4,039
                                                               ===========================================

PARTNERS' SHARE OF NET INCOME

Limited partners                                               $   5,247      $   11,353      $   3,649
General Partner                                                       31             545            390
                                                               -------------------------------------------

      Total                                                    $   5,278      $   11,898      $   4,039
                                                               ===========================================

Limited partners' net income per weighted-average
  depositary unit                                              $    0.53      $     1.15      $    0.37
                                                               ===========================================

Cash distribution                                              $     623      $   10,910      $   7,793
                                                               ===========================================

Cash distribution per weighted-average depositary unit         $    0.06      $     1.05      $    0.75
                                                               ===========================================









                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                            (IN THOUSANDS OF DOLLARS)

                                                       Limited            General
                                                       Partners           Partner            Total
                                                     --------------------------------------------------

  Partners' capital as of December 31, 1998           $   12,082          $     --         $   12,082

Net income                                                 3,649               390              4,039

Cash distribution                                         (7,403)             (390)            (7,793)
                                                      --------------------------------------------------

  Partners' capital as of December 31, 1999                8,328                --              8,328

Net income                                                11,353               545             11,898

Cash distribution                                        (10,365)             (545)           (10,910)
                                                      --------------------------------------------------

  Partners' capital as of December 31, 2000                9,316                --              9,316

Net income                                                 5,247                31              5,278

Cash distribution                                           (592)              (31)              (623)
                                                      --------------------------------------------------

  Partners' capital as of December 31, 2001           $   13,971          $     --         $   13,971
                                                      ==================================================































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (IN THOUSANDS OF DOLLARS)

                                                                           2001            2000            1999
                                                                       ---------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $   5,278      $   11,898       $   4,039
Adjustments to reconcile net income
      To net cash provided by (used in) operating activities:
  Depreciation and amortization                                             1,891           4,773           7,628
  Net gain on disposition of equipment                                     (4,139)         (9,707)         (2,197)
  Revaluation of equipment                                                     --             202              --
  Equity in net loss (income) from a unconsolidated special-
      purpose entity                                                           10            (918)         (1,413)
  Changes in operating assets and liabilities:
    Accounts receivable                                                       171             136             210
    Restricted cash                                                           125            (125)             --
    Prepaid expenses and other assets                                          20              17             (33)
    Accounts payable and accrued expenses                                     (46)           (324)           (482)
    Due to affiliates                                                          (6)            (27)             (6)
    Lessee deposits and reserves for repairs                                 (158)         (1,232)            478
    Minority interests                                                         --              --            (224)
                                                                        --------------------------------------------
      Net cash provided by operating activities                             3,146           4,693           8,000
                                                                        --------------------------------------------

INVESTING ACTIVITIES
Due to affiliates                                                              --              --             (36)
Payment for capitalized repairs                                              (118)           (231)            (26)
Proceeds from disposition of equipment                                      5,838          12,512           3,790
Liquidating distribution from an unconsolidated
    special-purpose entity                                                     --           3,218           3,548
Distribution from an unconsolidated special-purpose entity                     66             122              56
                                                                        --------------------------------------------
      Net cash provided by investing activities                             5,786          15,621           7,332
                                                                        --------------------------------------------

FINANCING ACTIVITIES
Net receipts (repayments to) from affiliate                                    --            (600)            600
Principal payments on note payable                                             --          (7,458)        (11,082)
Cash distribution paid to limited partners                                   (592)        (10,365)         (7,403)
Cash distribution paid to General Partner                                     (31)           (545)           (390)
                                                                        --------------------------------------------
      Net cash used in financing activities                                  (623)        (18,968)        (18,275)
                                                                        --------------------------------------------

Net increase (decrease) in cash and cash equivalents                        8,309           1,346          (2,943)
Cash and cash equivalents at beginning of year                              1,832             486           3,429
                                                                        --------------------------------------------
Cash and cash equivalents at end of year                                $  10,141      $    1,832       $     486
                                                                        ============================================

SUPPLEMENTAL INFORMATION
Interest paid                                                           $      --      $      306       $   1,021
                                                                        ============================================






                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

ORGANIZATION

PLM Equipment Growth Fund III, a California limited partnership (the Partnership), was formed on October 15, 1987. The Partnership engages primarily in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International).

The Partnership, in accordance with the limited partnership agreement, entered its liquidation phase on January 1, 2000 and has commenced an orderly liquidation of the Partnership assets. During the liquidation phase, the Partnership's assets will continue to be reported at the lower of carrying amount or fair value less cost to sell. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 31, 2000, and following completion of the liquidation of the Partnership that is anticipated to occur in 2002, will file a certificate of cancellation. The General Partner is currently marketing all of the Partnership's assets for sale.

FSI manages the affairs of the Partnership. The cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income and Distributions per Depositary Unit, below). Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner is also entitled to a subordinated incentive fee equal to 7.5% of surplus distributions, as defined in the limited partnership agreement, remaining after the limited partners have received a certain minimum rate of return. The General Partner does not anticipate that this fee will be earned.

ESTIMATES

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the Unites States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OPERATIONS

The equipment of the Partnership is managed, under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with the investor programs, and is a general partner of other programs.

ACCOUNTING FOR LEASES

The Partnership's leasing operations consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by SFAS No. 13.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION (continued)

DEPRECIATION AND AMORTIZATION

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for other types of equipment. Certain aircraft are depreciated under the double-declining balance method over the lease term which approximates the asset's economic life. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the remaining life of the equipment.

TRANSPORTATION EQUIPMENT

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 121 "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). Equipment held for sale is stated at the lower of the equipment's depreciated cost of fair value, less cost to sell, and is subject to a pending contract for sale.

In accordance with SFAS No. 121, the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset would not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. A loss on revaluation of $0.2 million was recorded during 2000. No reductions to the carrying values of equipment were required during 2001 or 1999, or partially owned equipment in 2001, 2000 or 1999.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS No. 144) which replaces SFAS No. 121. SFAS No 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

INVESTMENT IN AN UNCONSOLIDATED SPECIAL-PURPOSE ENTITY

As of December 31, 2001, the Partnership's had no remaining interests in an unconsolidated special-purpose entity (USPE) that owned transportation equipment. As of December 31, 2000, the Partnership owned a majority interest in one such entity. Prior to September 30, 1999, the Partnership controlled the management of this entity and thus it was consolidated into the Partnership's financial statements. On September 30, 1999, the corporate-by-laws of this entity were changed to require a unanimous vote by all owners on major business decisions. Thus, from September 30, 1999 forward, the Partnership no longer controlled the management of this entity, and the accounting method for the entity was changed from the consolidation method to the equity method.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

Investment in an Unconsolidated Special-Purpose Entity - continued

The Partnership's investment in an USPE includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC). TEC is a wholly-owned subsidiary of FSI. The Partnership's interest in an USPE is managed by IMI. The Partnership's equity interest in the net income (loss) of an USPE is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

REPAIRS AND MAINTENANCE

Repair and maintenance costs for railcars and trailers are usually the obligation of the Partnership. Maintenance costs for the marine containers are the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred.

Net Income and Distributions Per Depositary Unit

Cash distributions are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. Special allocation of income are made to (from) the General Partner equal to the deficiency (equity) balance, if any, in the capital account of the General Partner. The limited partners' net income (loss) is allocated among the limited partners based on the number of depositary units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership. In 2001, the General Partner specially allocated the limited partners $0.2 million in income to cause its capital account to be zero ($0.1 million in 2000). In 1999, the General Partner was allocated $0.2 million in excess of its pro rata ownership share.

Cash distributions are recorded when paid. Cash distributions to the limited partners of $5.0 million, $-0-, and $-0-, for the years ended December 31, 2001, 2000, and 1999, respectively, were paid 2002, 2001 and 2000, respectively.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $3.8 million in 1999 was deemed to be a return of capital. None of the cash distributions in 2001 or 2000 were deemed a return of capital.

NET INCOME PER WEIGHTED-AVERAGE DEPOSITARY UNIT

Net income per weighted-average depositary unit was computed by dividing net income attributable to limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the years ended December 31, 2001, 2000, and 1999 were 9,871,210.

CASH AND CASH EQUIVALENTS

The Partnership considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

COMPREHENSIVE INCOME

The Partnership's net income was equal to comprehensive income for the years ended December 31, 2001, 2000, and 1999.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI receives a monthly management fee attributable to either owned equipment or interest in equipment owned by the USPE equal to the greater of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. The Partnership's management fee in 2001 was less than an independent third party management fee charged for similar services for similar equipment. The Partnership reimbursed FSI and its affiliates $0.4 million, $0.4 million, and $0.5 million in 2001, 2000 and 1999, respectively, for data processing expenses and administrative services performed on behalf of the Partnership.

The Partnership's proportional share of USPE management fees to affiliate were $-0-, $36,000, and $0.1 million during 2001, 2000, and 1999, respectively, and the Partnership's proportional share of administrative and data processing expenses to affiliate were $-0-, $10,000, and $16,000 during 2001, 2000, and 1999, respectively. Both of these affiliate expenses reduce the Partnership's proportional share of the equity interest in income in USPEs.

The Partnership owned certain equipment in conjunction with affiliated programs (see Note 4).

During 2000, the Partnership borrowed a total of $4.6 million from the General Partner in addition to the $0.6 million outstanding on December 31, 1999. The General Partner charged the Partnership market interest rates. Total interest to the General Partner was $0.1 million. All borrowings were repaid by December 31, 2000.

3. EQUIPMENT

The components of owned equipment as of December 31, are as follows (in thousands of dollars):

 Equipment Held for Operating Leases:                    2001               2000
 -----------------------------------                 ---------------------------------

Railcars                                              $   32,305         $   33,370
Trailers                                                   3,036              3,428
Marine containers                                          2,390              3,230
                                                      --------------------------------
                                                          37,731             40,028
Less accumulated depreciation                            (33,833)           (34,361)
                                                      --------------------------------
                                                           3,898              5,667
Equipment Held for Sale                                       --              1,703
                                                      --------------------------------
  Net equipment                                       $    3,898         $    7,370
                                                      ================================

Revenues  are  earned  by  placing   equipment  under  operating   leases.   The
Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the equipment to sub lessees, after deducting certain direct operating expenses of the pooled equipment. Rental revenues for trailers are based on a per-diem lease in the free running interchange with the railroads. Rents for railcars are based on fixed rates.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

3. EQUIPMENT - continued

As of December 31, 2001, all owned equipment in the Partnership portfolio was on lease except for 100 railcars, with an aggregate net book value of $0.3 million. As of December 31, 2000, all owned equipment in the Partnership portfolio was on lease except for 88 railcars, 25 trailers, and aircraft, that were held for sale at December 31, 2001, with an aggregate net book value of $0.6 million.

During 2001, the General Partnership disposed of aircraft, marine containers, trailers, and railcars owned by the Partnership, with an aggregate net book value of $1.7 million, for proceeds of $5.8 million. A Boeing 737-200 Stage II commercial aircraft and a Dash 8-300 Stage II commuter aircraft, subject to a pending contract for sale, were held for sale as of December 31, 2000 at the lower of the equipment's depreciated cost or fair value, less cost to sell. During 2000, the Partnership disposed of marine containers, trailers, railcars, and aircraft with an aggregate net book value of $2.8 million for proceeds of $12.5 million.

During 2000, there was a $0.2 million reduction to the carrying value of trailer equipment. There were no reductions to the carrying values of equipment in 2001 or 1999.

All owned equipment on lease is being accounted for as operating leases. Future minimum rents under noncancelable operating leases as of December 31, 2001 during each of the next five years are $4.6 million in 2002, $3.2 million in 2003, $1.7 million in 2004, $0.9 million in 2005, $0.2 million in 2006 and $-0-
thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenue amounted to approximately $0.4 million, $0.2 million, and $0.3 million in 2001, 2000, and 1999, respectively.

4. INVESTMENT IN AN UNCONSOLIDATED SPECIAL PURPOSE ENTITY

The Partnership owned equipment jointly with affiliated programs through an investment in an unconsolidated special purpose entity. This was a single purpose entity that did not have any debt.

In September 1999, the General Partner amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investment in an USPE. Accordingly, as of December 31, 2000, the balance sheet reflects the investment in an USPE on an equity basis.

As of December 31, 2001, the Partnership owned no interest in an USPE. As of December 31, 2000, the Partnership's remaining interest in the entity that owned a marine vessel represents $0.1 million of receivables from the former lessee.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


4. INVESTMENT IN AN UNCONSOLIDATED SPECIAL PURPOSE ENTITY - continued

The following summarizes the financial information for the special purpose entity and the Partnership's interest therein as of and for the years ended December 31, (in thousands of dollars):

                                    2001                          2000                         1999
                         ---------------------------   ---------------------------   -------------------------
                                            Net                           Net                         Net
                            Total        Interest         Total        Interest        Total       Interest
                            USPE            of            USPE            Of            USPE          of
                                        Partnership                   Partnership                 Partnership
                         ------------   ------------   ------------   ------------   -----------  ------------
Net investments          $        --    $        --    $       135    $        76    $    4,881   $     2,498
Lease revenues                    --             --          1,273            713         1,910           243
Net income (loss)                (18)           (10)         1,628            918         8,902         1,413

The net investment in an USPE consisted of a 56% interest in a trust owning a bulk-carrier marine vessel (and related assets and liabilities) totaling $0.1 million as of December 31, 2000. This vessel was sold in the third quarter of 2000 and the Partnership received liquidation proceeds of $3.2 million for its net investment of $2.1 million.

5. OPERATING SEGMENTS

The Partnership operates or operated primarily in five different segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

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

5. OPERATING SEGMENTS - continued

The following tables present a summary of the operating segments (in thousands of dollars):

                                                     Marine
                                           Aircraft  Container  Trailer   Railcar
     For the Year Ended December 31, 2001  Leasing   Leasing    Leasing   Leasing     Other (1)  Total
     ------------------------------------  -------   -------    -------   -------     -----      -----

     REVENUES
       Lease revenue                       $    185  $     26   $    404  $  6,412   $     --  $  7,027
       Interest income and other                 39        --         --        20        259       318
       Net gain on disposition of             3,688        82         32       337         --     4,139
     equipment
                                           -------------------------------------------------------------
         Total revenues                       3,912       108        436     6,769        259    11,484
                                           -------------------------------------------------------------

     EXPENSES
       Operations support                       104         1        212     1,919        109     2,345
       Depreciation and amortization            151        29        151     1,560         --     1,891
       Management fees to affiliate               2         1         21       439         --       463
       General and administrative expenses      223        --         80       259        871     1,433
       Provision for (recovery of) bad           --        --         (9)       73         --        64
     debts
                                           -------------------------------------------------------------
         Total costs and expenses               480        31        455     4,250        980     6,196
                                           -------------------------------------------------------------
     Equity in net income of an USPE             --        --         --        --        (10)      (10)
                                           -------------------------------------------------------------
     Net income (loss)                     $  3,432  $     77   $    (19) $  2,519   $   (731) $  5,278
                                           =============================================================
     Total assets as of December 31, 2001  $     --  $     41   $    808  $  3,469   $ 10,164  $ 14,482
                                           =============================================================

                                                     Marine
                                           Aircraft Container    Marine   Trailer    Railcar
     For the Year Ended December 31, 2000  Leasing   Leasing     Vessel   Leasing    Leasing    Other (2)   Total
     ------------------------------------  -------   -------     ------   -------    -------    -----       -----

     REVENUES
       Lease revenue                       $  3,867  $     80   $     --  $    560   $  6,591  $     --   $ 11,098
       Interest income and other                (18 )      --         --        --         12       211        205
       Net gain on disposition of             9,460        62         --        79        106        --      9,707
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                      13,309       142         --       639      6,709       211     21,010
                                           ------------------------------------------------------------------------
     EXPENSES
       Operations support                       464         4         --       208      2,019        34      2,729
       Depreciation and amortization          2,784        72         --       255      1,633        29      4,773
       Interest expense                          --        --         --        --         --       306        306
       Management fees to affiliate             142         4         --        29        459        --        634
       General and administrative expenses      251         1         --       100        267       861      1,480
       Revaluation of equipment                  --        --         --       202         --        --        202
       Recovery of bad debts                     --        --         --        (7)       (87)       --        (94)
                                           ------------------------------------------------------------------------
         Total costs and expenses             3,641        81         --       787      4,291     1,230     10,030
                                           ------------------------------------------------------------------------
     Equity in net income of an USPE             23        --        895        --         --        --        918
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  9,691  $     61   $    895  $   (148)  $  2,418  $ (1,019)  $ 11,898
                                           ========================================================================

     Total assets as of December 31, 2000  $  1,837  $    149   $     76  $    965   $  5,135  $  1,875   $ 10,037
                                           ========================================================================



(1) Includes certain assets not identifiable to a specific segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as certain operations support and general and administrative expense. Also includes loss from an entity that owned a marine vessel.

(2) Includes certain assets not identifiable to a specific segment, such as cash, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest and amortization expense, certain operations support and general and administrative expense.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS



5.   OPERATING SEGMENTS (continued)


                                                     Marine
                                           Aircraft Container    Marine   Trailer    Railcar
     For the Year Ended December 31, 1999  Leasing   Leasing     Vessel   Leasing    Leasing    Other (1)   Total
     ------------------------------------  -------   -------     ------   -------    -------    -----       -----

     REVENUES
       Lease revenue                       $  5,632  $    120   $  1,477  $    741   $  6,882  $     --   $ 14,852
       Interest income and other                 47        --         45        --        170       183        445
       Net gain (loss) on disposition of
         Equipment                            1,760        96         --       (42)       383        --      2,197
                                           ------------------------------------------------------------------------
         Total revenues                       7,439       216      1,522       699      7,435       183     17,494

     EXPENSES
       Operations support                       656         2        817       229      1,782        38      3,524
       Depreciation and amortization          4,693       114        643       344      1,766        68      7,628
       Interest expense                          --        --         --        --         --     1,021      1,021
       Management fees to affiliate             213         6         75        41        472        --        807
       General and administrative expenses      419         4         45       132        270       732      1,602
       Provision for (recovery of) bad          222        --         --       (15)       101        --        308
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             6,203       126      1,580       731      4,391     1,859     14,890
                                           ------------------------------------------------------------------------
       Minority interests                        --        --         --        --         --        22         22
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of an        1,477        --        (64)       --         --        --      1,413
     USPE
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  2,713  $     90   $   (122) $    (32)  $  3,044  $ (1,654)  $  4,039
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

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in four geographic regions: the United States, Canada, Europe and Asia. Marine containers are leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in an USPE grouped by domicile of the lessee as of and for the years ended December 31, (in thousands of dollars):

           Region                       Owned Equipment                   Investment in an USPE
-----------------------------  -----------------------------------  -----------------------------------
                                   2001        2000        1999         2001        2000        1999
                               -----------------------------------  -----------------------------------

United States                  $    2,623  $    2,513   $   3,651   $       --  $       --   $      --
Canada                              4,378       6,364       6,768           --          --          --
Europe                                 --       2,141       2,836           --          --          --
Rest of the world                      26          80       1,597           --         713         243
                               -----------------------------------  -----------------------------------
   Lease revenues              $    7,027  $   11,098   $  14,852   $       --  $      713   $     243
                               ===================================  ===================================

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS



6.   GEOGRAPHIC INFORMATION (CONTINUED)

The following table sets forth net income (loss) information by region for the owned equipment and investment in an USPE for the years ended December 31, (in thousands of dollars):

           Region                       Owned Equipment                   Investment in an USPE
-----------------------------  -----------------------------------  -----------------------------------
                                   2001        2000        1999         2001        2000        1999
                               -----------------------------------  -----------------------------------

United States                  $     (410) $   (1,021)   $    (64)  $       --  $       --   $      --
Canada                              2,616       8,642       4,375           --          23       1,477
Europe                                 --       5,921         621           --          --          --
Asia                                   --      (1,530)     (1,627)          --          --          --
Rest of the world                      --          61          38           --         895         (64)
                               -----------------------------------  -----------------------------------
Regional income                     2,206      12,073       3,343           --         918       1,413
Administrative and other            3,082      (1,093)       (717)         (10)        --          --
                               -----------------------------------  -----------------------------------
     Net income (loss)         $    5,288  $   10,980    $  2,626   $      (10) $      918   $   1,413
                               ===================================  ===================================

The net book value of these assets as of December 31, was as follows (in thousands of dollars):

           Region                    Owned Equipment                  Investments in an USPE
-----------------------------  ----------------------------         ----------------------------
                                  2001         2000                     2001        2000
                               ----------------------------         ----------------------------
United States                  $   1,793   $    2,694               $       --  $       --
Europe                                --           --                       --          --
Canada                             2,082        4,454                                   --
Asia                                  --          150                       --          --
Rest of the world                     23           72                       --          76
                               ----------------------------         ----------------------------
    Net book value             $   3,898   $    7,370               $       --  $       76
                               ============================         ============================

7. CONCENTRATIONS OF CREDIT RISK

No single lessee accounted for more than 10% of total consolidated revenues for the years ended December 31, 2001, 2000, and 1999. During 2000, however, BCI Aircraft Leasing, Inc. purchased two Boeing 737's from the Partnership and the gain from the sale accounted for 33%, of total revenues from the wholly- and jointly-owned equipment in that year.

As of December 31, 2001 and 2000, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

8. INCOME TAXES

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

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


8. INCOME TAXES (continued)

As of December 31, 2001, the federal income tax basis was higher than the financial statement carrying amount of assets and liabilities by $20.8 million, primarily due to differences in depreciation methods, and the tax treatment of underwriting commissions and syndication costs.

9. CONTINGENCIES

The Partnership, together with affiliates, has initiated litigation in various official forums in India against two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with the relevant lease contract. The Partnership has repossessed all of its property previously leased to these airlines, causing one of the airline lessees to cease operations. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

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

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

10. LIQUIDATION OF PARTNERSHIP

During the first quarter of 2000, the Partnership completed its eleventh year of operations. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 22, 2000, and following completion of the liquidation of the Partnership which is anticipated to occur in 2002, the General Partner will file a certificate of cancellation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed from time to time to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be reported at the lower of depreciated cost of fair value less cost to dispose. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

There have been no special distributions in 2001, 2000, or 1999. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirement are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


11. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except per share amounts):

                                 March        June         September         December
                                  31,         30,             30,               31,            Total
                              ----------------------------------------------------------------------------

Operating results:
  Total revenues              $    5,865  $    1,963   $         1,797   $         1,859    $   11,484
  Net income                       3,873         427               588               390         5,278

Per weighted-average
  depositary unit

Net income                    $     0.39  $     0.04   $          0.06   $          0.04    $     0.53


In the first quarter of 2001, the Partnership sold aircraft, railcars, marine containers, and trailers for a gain of $3.8 million.

The following is a summary of the quarterly results of operations for the year ended December 31, 2000 (in thousands of dollars, except per share amounts):

                                 March        June         September         December
                                  31,         30,             30,               31,            Total
                              ----------------------------------------------------------------------------

Operating results:
  Total revenues              $    3,205  $    3,050   $        12,664   $         2,091    $   21,010
  Net income (loss)                  551         213            11,433              (299)       11,898

Per weighted-average
  depositary unit

Net income (loss)             $     0.05  $     0.02   $          1.16   $         (0.08)   $     1.15

In the third quarter of 2000, the Partnership sold aircraft, railcars, marine containers, trailers, and a 56% interest in an USPE (marine vessel) for a gain of $10.7 million.

In the fourth quarter of 2000, a net loss $0.3 was due to depreciation expense from off-lease aircraft.

INDEPENDENT AUDITORS' REPORT

The Partners
PLM Equipment Growth Fund III:


We have audited the financial statements of PLM Equipment Growth Fund III (the "Partnership") as of December 31, 2001, and for the year then ended, and have issued our report thereon dated March 8, 2002; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of PLM Equipment Growth Fund III, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.









/s/ Deloitte & Touche, LLP

Certified Public Acccountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT




The Partners
PLM Equipment Growth Fund III:


Under date of March 2, 2001, we reported on the balance sheet of PLM Equipment Growth Fund III as of December 31, 2000, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2000, as contained in the 2001 annual report to the partners. These financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule for each of the years in the two-year ended December 31, 2000. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the two-year period ended December 31, 2000.




/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 2, 2001

                                   SCHEDULE II


                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)


                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------
  Year Ended December 31, 2001
       Allowance for Doubtful Accounts     $        455       $           64        $        (1)    $      518
                                           ======================================================================

  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $      1,757       $           --        $    (1,302)    $      455
                                           ======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $      1,469       $          308        $       (20)    $    1,757
                                           ======================================================================


                          PLM EQUIPMENT GROWTH FUND III

                                INDEX OF EXHIBITS



Exhibit                                                                   Page

  4.     Limited Partnership Agreement of Partnership.                     *

  4.1    Amendment to Limited Partnership Agreement of Registrant          *

 10.1    Management Agreement between Partnership and PLM Investment       *
         Management, Inc.

         Financial Statements required under Regulation S-X Rule 3-09

 99.1    TAP Trust                                                         44


































* Incorporated by reference. See page 20 of this report.