Form 10-Q
period 2002-03-31
PLM EQUIPMENT GROWTH FUND III
filed 2002-05-07
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2002

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

        120 Montgomery Street,
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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)


                                                                                         March 31,            December 31,
                                                                                          2002                 2001
                                                                                     ------------------------------------
ASSETS

Equipment held for operating leases at cost                                           $     31,841        $     37,731
Less accumulated depreciation                                                              (28,722)            (33,833)
                                                                                      -----------------------------------
  Net equipment                                                                              3,119               3,898

Cash and cash equivalents                                                                    4,681              10,141
Accounts receivable, net of allowance for doubtful
    accounts of $501 in 2002 and $518 in 2001                                                2,104                 420
Prepaid expenses and other assets                                                               65                  23
                                                                                      -----------------------------------

    Total assets`                                                                     $      9,969        $     14,482
                                                                                      ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $        185        $        416
Due to affiliates                                                                               87                  66
Lessee deposits and reserves for repairs                                                         9                  29
                                                                                      -----------------------------------
  Total liabilities                                                                            281                 511
                                                                                      -----------------------------------

Partners' capital:
Limited partners (9,871,210 depositary units as
    of March 31, 2002 and December 31, 2001)                                                 9,688              13,971
General Partner                                                                                 --                  --
                                                                                      -----------------------------------
  Total partners' capital                                                                    9,688              13,971
                                                                                      -----------------------------------

    Total liabilities and partners' capital                                           $      9,969        $     14,482
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

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                          2002            2001
                                                                       ---------------------------
REVENUES

Lease revenue                                                          $   1,607      $    1,970
Interest and other income                                                     39              53
Net gain on disposition of equipment                                         172           3,842
                                                                       ---------------------------
  Total revenues                                                           1,818           5,865
                                                                       ---------------------------

EXPENSES

Depreciation and amortization                                                386             601
Repairs and maintenance                                                      439             560
Equipment operating expenses                                                   8               8
Insurance expenses                                                            21              71
Management fees to affiliate                                                 111             119
General and administrative expenses to affiliates                             60             164
Other general and administrative expenses                                    139             429
(Recovery of) provision for bad debts                                        (17)             30
                                                                       ---------------------------
  Total expenses                                                           1,147           1,982
                                                                       ---------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entity                                                    34             (10)
                                                                       ---------------------------

    Net income                                                         $     705      $    3,873
                                                                       ===========================

PARTNERS' SHARE OF NET INCOME

Limited partners                                                       $     456      $    3,873
General Partner                                                              249              --
                                                                       ---------------------------

    Total                                                              $     705      $    3,873
                                                                       ===========================

Limited partners' net income per weighted-average
  depositary unit                                                      $    0.05      $     0.39
                                                                       ===========================

Cash distributions                                                     $   4,988      $       --
                                                                       ===========================

Cash distributions per limited partners'
  weighted-average depository unit:                                    $    0.48      $       --
                                                                       ===========================










       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the Period from December 31, 2000 to March 31, 2002
                            (in thousands of dollars)
                                   (unaudited)

                                                        Limited          General
                                                       Partners          Partner           Total
                                                     ------------------------------------------------

  Partners' capital as of December 31, 2000           $    9,316         $   --          $    9,316

Net income                                                 5,247             31               5,278

Cash distribution                                           (592)           (31)               (623)
                                                      -----------------------------------------------

  Partners' capital as of December 31, 2001               13,971             --              13,971

Net income                                                   456            249                 705

Cash distribution                                         (4,739)          (249)             (4,988)
                                                      -----------------------------------------------

  Partners' capital as of March 31, 2002              $    9,688         $   --          $    9,688
                                                      ===============================================




































       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                                  For the Three Months
                                                                                                     Ended March 31,
                                                                                                   2002           2001
                                                                                               ----------------------------
             OPERATING ACTIVITIES

             Net income                                                                        $      705      $    3,873
             Adjustments to reconcile net income to net cash provided by (used in)
                 operating activities:
               Depreciation and amortization                                                          386             601
               Net gain on disposition of equipment                                                  (172)         (3,842)
               Equity in net (income) loss from unconsolidated special-purpose entity                 (34)             10
               Changes in operating assets and liabilities:
                 Accounts receivables, net                                                             56            (485)
                 Restricted cash                                                                       --             125
                 Prepaid expenses and other assets                                                    (42)            (21)
                 Accounts payable and accrued expenses                                               (231)           (102)
                 Due to affiliates                                                                     21              34
                 Lessee deposits and reserves for repairs                                             (20)           (185)
                                                                                               ----------------------------
                   Net cash provided by operating activities                                          669               8
                                                                                               ----------------------------

             INVESTING ACTIVITIES

             Payments for capitalized improvements                                                     (7)            (44)
             Distributions from unconsolidated special-purpose entity                                  34              66
             Proceeds from disposition of equipment                                                    77           5,422
                                                                                               ----------------------------
                   Net cash provided by investing activities                                          104           5,444
                                                                                               ----------------------------

             FINANCING ACTIVITIES

             Refundable payment made to transfer agent                                             (1,245)             --
             Cash distribution paid to limited partners                                            (4,739)             --
             Cash distribution paid to General Partner                                               (249)             --
                                                                                               ----------------------------
                   Net cash used in financing activities                                           (6,233)             --
                                                                                               ----------------------------

             Net (decrease) increase in cash and cash equivalents                                  (5,460)          5,452
             Cash and cash equivalents at beginning of period                                      10,141           1,832
                                                                                               ----------------------------
             Cash and cash equivalents at end of period                                        $    4,681      $    7,284
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

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund III (the Partnership) as of March 31, 2002 and December 31, 2001, the unaudited condensed statements of income for the three months ended March 31, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to March 31, 2002, and the unaudited condensed statements of cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

The Partnership, in accordance with its limited partnership agreement, entered its liquidation phase on January 1, 2000 and has commenced an orderly liquidation of the Partnership's assets. The General Partner may no longer reinvest cash flows and surplus funds in equipment. All future cash flows and surplus funds, if any, are to be used for distributions to partners, except to the extent used to maintain reasonable reserves. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California on December 31, 2000, and following completion of the liquidation of the Partnership, will file a certificate of cancellation. During the liquidation phase, the Partnership's assets will continue to be reported at the lower of carrying amount or fair value less cost to sell.

3.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2002, cash distributions totaled $5.0 million. Cash distributions to the limited partners of $4.3 million for the three months ended March 31, 2002 were deemed to be a return of capital. There were no cash distributions during the three months ended March 31, 2001.

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 2002 and December 31, 2001 included $0.1 million due to FSI and its affiliate for management fees.

The Partnership did not incur any expenses to affiliates by jointly owned equipment during the first quarter of 2002.The Partnership's proportional share of the expenses incurred by an unconsolidated special-purpose entity (USPE) during the first quarter of 2001 was $10,000.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.   EQUIPMENT

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                                                  March 31,             December 31,
                                                                   2002                  2001
                                                              --------------------------------------

Railcars                                                       $    27,864           $    32,305
Trailers                                                             2,473                 3,036
Marine containers                                                    1,504                 2,390
                                                               -------------------------------------
                                                                    31,841                37,731
Less accumulated depreciation                                      (28,722)              (33,833)
                                                               -------------------------------------
    Net equipment                                              $     3,119           $     3,898
                                                               =====================================

As of March 31, 2002, all equipment in the Partnership portfolio was on lease except for 107 railcars. As of December 31, 2001, all equipment in the Partnership portfolio was on lease except for 100 railcars. The net book value of the equipment off lease was $0.3 million as of March 31, 2001 and December 31, 2000.

Capital improvements to the Partnership's equipment of $7,000 and $44,000 were made during the three months ended March 31, 2002 and 2001, respectively.

During the three months ended March 31, 2002, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.4 million for aggregate proceeds of $0.6 million. During the three months ended March 31, 2001, the Partnership disposed of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.6 million for aggregate proceeds of $5.4 million.











                      (this space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

6.   OPERATING SEGMENTS

The Partnership operates or operated primarily in four different segments: aircraft leasing, railcar leasing, marine container leasing, and trailer leasing. Each segment of equipment leasing engages in short-term and mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                                       Marine
     For the three months ended            Railcar    Container  Trailer      All
             March 31, 2002                Leasing     Leasing   Leasing     Other(1)    Total
             --------------                -------     -------   -------     ------      -----

     REVENUES
       Lease revenue                       $  1,479   $      7  $    121   $     --  $  1,607
       Interest income and other                 13         --        --         26        39
       Gain on disposition of equipment          97         50        25         --       172
                                          ----------------------------------------------------
         Total revenues                       1,589         57       146         26     1,818
                                          ----------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       386         --        66         16       468
       Depreciation                             345          6        35         --       386
       Management fees to affiliates            105         --         6         --       111
       General and administrative                84         --        19         96       199
     expenses
       Provision for (recovery of) bad          (26)        --         9         --       (17)
     debts
                                          ----------------------------------------------------
         Total costs and expenses               894          6       135        112     1,147
                                          ----------------------------------------------------
     Equity in net income of an USPE             --         --        --         34        34
                                          ----------------------------------------------------
     Net income (loss)                     $    695   $     51  $     11   $    (52) $    705
                                          ====================================================

     Total assets as of March 31, 2002     $  3,179   $     42  $    757   $  5,991  $  9,969
                                          ====================================================

                                                                Marine
     For the three months ended            Aircraft  Railcar    Container  Trailer
             March 31, 2001                Leasing   Leasing    Leasing    Leasing   All Other(2) Total
             --------------                -------   -------    -------    -------    -------     -----

     REVENUES
       Lease revenue                       $    185  $  1,680   $     12   $     93   $     --  $  1,970
       Interest income and other                  6        --         --         --         47        53
       Net gain on disposition of             3,699        90         32         21         --     3,842
     equipment
                                           --------------------------------------------------------------
         Total revenues                       3,890     1,770         44        114         47     5,865
                                           --------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                        25       509         --         45         60       639
       Depreciation and amortization            151       395          9         46         --       601
       Management fees to affiliates              2       111          1          5         --       119
       General and administrative expenses      147        52         --         20        374       593
       Provision of bad debts                    --        30         --         --         --        30
                                           --------------------------------------------------------------
         Total costs and expenses               325     1,097         10        116        434     1,982
                                           --------------------------------------------------------------
     Equity in net loss of an USPE               --        --         --         --        (10)      (10)
                                           --------------------------------------------------------------
     Net income (loss)                     $  3,565  $    673   $     34   $     (2)  $   (397) $  3,873
                                           ==============================================================

-------------------------


(1) Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses and certain accounts receivable. Also includes certain interest income and costs not identifiable to a particular segment such as certain operations support and general and administrative expenses. Also includes the equity in the income of an entity that owned a marine vessel.

(2) Includes certain interest income and costs not identifiable to a particular segment such as certain operations support and general and administrative expenses. Also includes the equity in the loss of an entity that owned a marine vessel.

                          PLM EQUIPMENT GROWTH FUND III
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7. NET INCOME PER WEIGHTED-AVERAGE DEPOSITORY UNIT

Net income per weighted-average depository unit was computed by dividing net income attributable to the limited partners by the weighted-average number of depository units deemed outstanding during the period. The weighted-average number of depository units deemed outstanding during the three months ended March 31, 2002 and 2001 was 9,871,210.

8. CONTINGENCIES

The Partnership, together with affiliates, has initiated litigation in various official forums in India and the United States against two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with the relevant lease contracts. The Partnership has repossessed all of its property previously leased to these airlines, causing one of the airline lessees to cease operations. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership in excess of the Partnership's claims against the airlines. The General Partner believes that the airlines' counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

During 2001, an arbitration between one Indian lessee and the Partnership took place and the Partnership was awarded a settlement. The General Partner and the lessee are in the process of negotiating the settlement in a manner that benefits all parties involved. The General Partner decided not to accrue the amount of the settlement because collection of the settlement is remote. The General Partner will continue to try to collect the full amount of the settlement.

During 2001, the General Partner has decided to minimize its collection efforts from the other Indian lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has a limited ability to pay.

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

9. LIQUIDATION AND SPECIAL DISTRIBUTIONS

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

The Partnership is not permitted to reinvest proceeds from the disposition of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid in the first quarter of 2002 and 2001. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I) RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND III'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2002 compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 6 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                          For the Three Months
                                            Ended March 31,
                                        2002               2001
                                   -------------------------------------

Railcars                           $         1,093    $         1,171
Trailers                                        55                 48
Marine containers                                7                 12
Aircraft                                        --                160

Railcars: Railcar lease revenues and direct expenses were $1.5 million and $0.4 million, respectively, for the quarter ended March 31, 2002 compared to $1.7 million and $0.5 million for the quarter ended March 31, 2001. The reduction in lease revenue and direct expenses in 2002 compared to 2001 was due to the disposition of railcars over the past year.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the quarter ended March 31, 2002, compared to $0.1 million and $45,000, respectively, during the same period of 2001.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $25,000, respectively, during the quarter ended March 31, 2001. There were no aircraft lease revenues and expenses in the quarter ended March 31, 2002 as the Partnership sold its wholly owned aircraft in 2001.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.7 million for the quarter ended March 31, 2002 decreased from $1.3 million for the same period of 2001. Significant variances are explained as follows:

     (i) A $0.4 million decrease in general and administrative expenses was due to a $0.2 million reduction in professional services in the first quarter of 2002 compared to the same period of 2001 and a $0.1 million reduction in allocations from the General Partner due to the reduction in the size of the equipment portfolio.

     (ii) A decrease of $0.2 million in depreciation and amortization expenses in the first quarter of 2002 compared to the same period in 2001 reflects the disposition of Partnership assets during 2002 and 2001.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the first quarter of 2002 was $0.2 million, resulting from the disposition of marine containers, railcars and trailers, with an aggregate net book value of $0.4 million for aggregate proceeds of $0.6 million. The net gain on the disposition of owned equipment for the first quarter of 2001 was $3.8 million, resulting from the disposition of aircraft, marine containers, railcars and trailers, with an aggregate net book value of $1.6 million for aggregate proceeds of $5.4 million.

(D)  Equity in Net Income  (Loss) of an  Unconsolidated  Special-Purpose  Entity
(USPE)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. This entity was a single purpose entity that had no debt. Net income generated from the operation of jointly-owned assets was $34,000 in the quarter ended March 31, 2002 compared to a loss of $10,000 in the same period of 2001.

As of March 31, 2002 and 2001, the Partnership had no remaining interest in entities that owned equipment. The Partnership's share of revenues and expenses in jointly owned equipment was $34,000 and $0, respectively compared to $6,000 and $16,000, respectively, for the quarter ended March 31, 2001 The revenue in 2002 related to insurance proceeds from a marine vessel in which the Partnership previously had an interest.

(E) Net Income

As a result of the foregoing, the Partnership had net income of $0.7 million in the first quarter of 2002 compared to net income of $3.9 million in the first quarter of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended March 31, 2002 is not necessarily indicative of future periods. In the first quarter of 2002, the Partnership distributed $4.7 million to the limited partners or $0.48 per depository unit.

(II) CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on our historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts. The General Partner believes the following critical accounting policies affect the more signifigant judgments and estimates used in the preparation of our financial statements:

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

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable in consideration of current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(III) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three  months  ended March 31,  2002,  the  Partnership  generated  $0.7 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from an USPE) to meet its operating obligations and fund distributions (total of $5.0 million for the three months ended March 31, 2002,) but also used undistributed available cash from prior periods and proceeds from equipment dispositions of $4.2 million.

During the three months ended March 31, 2002, the Partnership sold owned equipment and received aggregate proceeds of $0.1 million.

During the three months ended March 31, 2002, accounts receivable increased $1.7 million due to an increase of $1.2 million related to a receivable from the Partnership's transfer agent related to an over funding of the first quarter distribution and to $0.5 million in receivables related to asset dispositions being outstanding on March 31, 2002. Similar receivables were not outstanding at December 31, 2001.

During the three months ended March 31, 2002, accounts payable and accrued expenses decreased $0.2 million due to the payment of $0.2 million in the first quarter of 2002 for an aircraft repair that was accrued for as of December 31, 2001.

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

(IV) OUTLOOK FOR THE FUTURE

The Partnership entered its liquidation phase on January 1, 2000. The General Partner is seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions may cause the operating performance of the Partnership to decline over the remainder of its life. The General Partner filed a certificate of dissolution on behalf of the Partnership with the Secretary of State for the State of California in December 2000, and following completion of the liquidation of the Partnership, the General Partner will file a certificate of cancellation.

Several factors may affect the Partnership's operating performance in the remainder of 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Liquidation of the Partnership's equipment will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2002 include:

1. The Partnership's fleet of both standard dry and specialized marine containers is in excess of twelve years of age and is generally no longer suitable for use in international commerce either due to its specific physical condition, or lessees preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

2. Railcar loadings in North America have weakened over the past year. Utilization and lease rates have been decreasing over this period. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

3. Industry-wide utilization of intermodal trailers decreased 8% in the first quarter of 2002 compared to the first quarter of 2001. This has led to lower contribution from the Partnership's trailers as existing leases expire and renewals are negotiated.

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

(V) FORWARD-LOOKING INFORMATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is currency devaluation risk. During the first quarter of 2002, 67% of the Partnership's total lease revenues equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                    PLM EQUIPMENT GROWTH FUND III


                                    By: PLM Financial Services, Inc.
                                        General Partner




Date:  May 7, 2002                  By: /s/ Stephen M. Bess
                                        ----------------------------------------
                                        Stephen M. Bess
                                        President and Current Chief Accounting
                                        Officer