Form 10-Q
period 2002-06-30
PLM EQUIPMENT GROWTH FUND III
filed 2002-08-13
CIK 824210

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D.C.  20549
                             ___________________
                                 FORM 10-Q




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  JUNE  30,  2002

     [  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM              TO

                         COMMISSION FILE NUMBER 1-10813
                             _______________________

                          PLM EQUIPMENT GROWTH FUND III
             (Exact name of registrant as specified in its charter)


                     CALIFORNIA                         68-0146197
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification No.)

            450 CARILLON PARKWAY SUITE 200
                  ST. PETERSBURG, FL                       33716
                (Address of principal                    (Zip code)
                 executive offices)


       Registrant's telephone number, including area code: (727) 803-8200
                             _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X  No  ______
                                             ----

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)


                                                                           June 30,             December 31,
                                                                            2002                     2001
ASSETS

Equipment held for operating leases at cost                               $ 31,322                 $ 37,731
Less accumulated depreciation                                              (28,560)                 (33,833)
                                                                          ---------                ---------
  Net equipment                                                              2,762                    3,898


Cash and cash equivalents                                                    6,898                   10,141
Accounts receivable, net of allowance for doubtful
    accounts of $542 in 2002 and $518 in 2001                                  275                      420
Prepaid expenses and other assets                                               44                       23
                                                                          ---------                ---------
    Total assets`                                                         $  9,979                 $ 14,482

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                     $    202                 $    416
Due to affiliates                                                               56                       66
Lessee deposits and reserves for repairs                                         8                       29
                                                                          ---------                ---------
  Total liabilities                                                            266                      511

Partners' capital:
Limited partners (9,871,210 depositary units in 2002 and 2001)               9,713                   13,971
General Partner                                                                 --                       --
                                                                          ---------                ---------
  Total partners' capital                                                    9,713                   13,971
                                                                          ---------                ---------
    Total liabilities and partners' capital                               $  9,979                 $ 14,482






















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                                            For the Three Months          For the Six Months
                                                                               Ended June 30,                Ended June 30,
                                                                           2002               2001       2002          2001
                                                                           -----------------------       -------------------
REVENUES

Lease revenue                                                            $1,439             $1,705     $3,046        $3,675
Interest and other income                                                    28                116         67           169
Net gain on disposition of equipment                                         27                142        199         3,984
                                                                        ----------        ----------  ---------    ---------
  Total revenues                                                          1,494              1,963      3,312         7,828

EXPENSES

Depreciation and amortization                                               369                434        755         1,035
Repairs and maintenance                                                     579                531      1,018         1,091
Equipment operating expenses                                                 11                 10         19            18
Insurance expense                                                            21                 25         42            96
Management fees to affiliate                                                 99                116        210           235
General and administrative expenses to
     affiliates                                                              48                 86        108           250
Other general and administrative expenses                                   307                268        446           697
Provision for bad debts                                                      41                 66         24            96
                                                                        ----------        ----------  ---------    ---------
  Total expenses                                                          1,475              1,536      2,622         3,518

Equity in net income (loss) of an unconsolidated
    special-purpose entity                                                    6                 --         40           (10)
                                                                        ----------        ----------  ---------    ---------
    Net income                                                           $   25             $  427     $  730         4,300

PARTNERS' SHARE OF NET INCOME

Limited partners                                                         $   25             $  396     $  481        $4,269
General Partner                                                              --                 31        249            31
                                                                        ----------        ----------  ---------    ---------
    Total                                                                $   25             $  427     $  730        $4,300

Limited partners' net income per weighted-
  average depositary unit                                                $   --             $ 0.04     $ 0.05        $ 0.43

Cash distribution                                                        $   --             $  623     $4,988        $  623
                                                                        ----------        ----------  ---------    ---------
Cash distribution per limited partners' weighted-
    average depositary unit                                              $   --             $ 0.06     $ 0.48        $ 0.06









       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 2000 TO JUNE 30, 2002
                            (in thousands of dollars)
                                   (unaudited)


                                                        Limited       General
                                                       Partners       Partner              Total
  Partners' capital as of December 31, 2000            $ 9,316         $  --             $ 9,316

Net income                                               5,247            31               5,278

Cash distribution                                         (592)          (31)               (623)

  Partners' capital as of December 31, 2001             13,971            --              13,971

Net income                                                 481           249                 730

Cash distribution                                       (4,739)         (249)             (4,988)

  Partners' capital as of June 30, 2002                $ 9,713         $  --             $ 9,713




































      See accompanying notes to unaudited condensed financial statements.

                                        PLM EQUIPMENT GROWTH FUND III
                                           (A LIMITED PARTNERSHIP)
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                          (in thousands of dollars)
                                                (unaudited)

                                                                                                   For the Six Months
                                                                                                     Ended June 30,
                                                                                                  2002            2001
                                                                                                  ----            ----
OPERATING ACTIVITIES

Net income                                                                                     $   730         $ 4,300
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                                                    755           1,035
  Net gain on disposition of equipment                                                            (199)         (3,984)
  Equity in net (income) loss from unconsolidated special-purpose entity                           (40)             10
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                                       139             277
    Restricted cash                                                                                 --              (2)
    Prepaid expenses and other assets                                                              (21)            125
    Accounts payable and accrued expenses                                                         (214)           (151)
    Due to affiliates                                                                              (10)             (4)
    Lessee deposits and reserves for repairs                                                       (21)           (179)
                                                                                               --------        --------
      Net cash provided by operating activities                                                  1,119           1,427


INVESTING ACTIVITIES

Payments for capitalized improvements                                                              (21)            (54)
Distributions from unconsolidated special-purpose entity                                            40              66
Proceeds from disposition of equipment                                                             607           5,611
                                                                                               --------        --------
      Net cash provided by investing activities                                                    626           5,623

FINANCING ACTIVITIES

Cash distribution paid to limited partners                                                      (4,739)           (592)
Cash distribution paid to General Partner                                                         (249)            (31)
                                                                                               --------        --------
      Net cash used in financing activities                                                     (4,988)           (623)

Net (decrease) increase in cash and cash equivalents                                            (3,243)          6,427

Cash and cash equivalents at beginning of period                                                10,141           1,832

Cash and cash equivalents at end of period                                                     $ 6,898         $ 8,259


















       See accompanying notes to unaudited condensed financial statements.


                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund III (the Partnership) as of June 30, 2002 and December 31, 2001, the unaudited condensed statements of income for the three and six months ended June 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to June 30, 2002, and the unaudited condensed statements of cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.     Schedule  of  Partnership  Phases
       ---------------------------------

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

3.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three and six months ended June 30, 2002, cash distributions totaled $0 and $5.0 million, respectively. Cash distributions to the limited partners of $4.3 million for the six months ended June 30, 2002 were deemed to be a return of capital. For the three and six months ended June 30, 2001, cash distributions were $0.6 million. None of the cash distributions in the six months ended June 30, 2001 were considered a return of capital.

4.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of June 30, 2002 and December 31, 2001 of $0.1 million is a payable to FSI and its affiliate for management fees.

The Partnership did not incur any expenses to affiliates related to jointly owned equipment during the six months ended June 30, 2002 and 2001.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                           June 30,             December 31,
                                            2002                   2001
                                           ------                 -------
Railcars                                 $ 27,856               $ 32,305
Trailers                                    2,473                  3,036
Marine containers                             993                  2,390
                                         ---------              ---------
                                           31,322                 37,731
Less accumulated depreciation             (28,560)               (33,833)
                                         ---------              ---------
    Net equipment                        $  2,762               $  3,898


As of June 30, 2002, all equipment in the Partnership portfolio was on lease except for six containers and 145 railcars. As of December 31, 2001, all equipment in the Partnership portfolio was on lease except for 100 railcars. The net book value of the equipment off lease was $0.3 million as of June 30, 2002 and December 31, 2001.

Capital improvements to the Partnership's equipment of $21,000 and $0.1 million were made during the six months ended June 30, 2002 and 2001, respectively.

During the six months ended June 30, 2002, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.4 million for aggregate proceeds of $0.6 million. During the six months ended June 30, 2001, the Partnership disposed of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.6 million, for aggregate proceeds of $5.6 million.











                      (This space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.     Operating  Segments
       -------------------

The Partnership operates or operated primarily in four different segments: aircraft leasing, railcar leasing, marine container leasing, and trailer leasing. Each equipment-leasing segment engages in short-term and mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):


                                                     Marine
For the three months ended                Railcar   Container   Trailer     All
     June 30, 2002                        Leasing    Leasing    Leasing    Other 1   Total

REVENUES
  Lease revenue                          $    1,345  $      4  $     90   $     --   $1,439
  Interest income and other                      --        --        --         28       28
  Net gain on disposition of equipment            8        19        --         --       27
                                          ----------  --------  --------  --------  -------
     Total revenues                           1,353        23        90         28    1,494


COSTS AND EXPENSES
  Operations support                            531        --        64         16      611
  Depreciation                                  328         5        36         --      369
  Management fees to affiliates                  93        --         6         --       99
  General and administrative expenses            89        --        19        247      355
  Provision for bad debts                        41        --        --         --       41
                                          ----------  --------  --------  --------  -------
      Total costs and expenses                1,082         5       125        263    1,475
Equity in net income of an USPE                  --        --        --          6        6
                                          ----------  --------  --------  --------  -------
Net income (loss)                        $      271  $     18  $    (35)  $   (229)  $   25
                                         ----------  --------  ---------  ---------  ------
Total assets as of June 30, 2002         $    2,305  $     31  $    688   $  6,955   $9,979


                                                                Marine
For the three months ended                 Aircraft  Railcar   Container    Trailer
     June 30, 2001                         Leasing   Leasing    Leasing     Leasing    Other 2   Total

REVENUES
  Lease revenue                          $      --  $  1,598  $       11  $     96   $     --   $1,705
  Interest income and other                     33        --          --        --         83      116
  Net gain on disposition of equipment          --       134           8        --         --      142
                                          ---------  --------  ----------  --------  ---------  ------
     Total revenues                             33     1,732          19        96         83    1,963


COSTS AND EXPENSES
  Operations support                             2       492          --        55         17      566
  Depreciation and amortization                 --       393         328        34         --      434
  Management fees to affiliates                  2       109          --         5         --      116
  General and administrative expenses           68        78          --        18        190      354
  Provision for bad debts                       --        66          --        --         --       66
                                          ---------  --------  ----------  --------  ---------  ------
      Total costs and expenses                  72     1,138           7       112        207    1,536
                                          ---------  --------  ----------  --------  ---------  ------
Net income (loss)                        $    (39)  $    594  $       12  $    (16)  $   (124)  $  427


_________________________
1 Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses and certain accounts receivable. Also includes interest income and costs not identifiable to a particular segment such as certain operations support and general and administrative expenses. Also includes the equity in the income of an entity that owned a marine vessel and aircraft expenses.

2     Includes  certain  interest  income  and  costs  not  identifiable  to  a particular segment such as certain operations support and general and administrative expenses.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.     Operating  Segments  (continued)
       -------------------


                                                    Marine
For the six months ended                Railcar   Container    Trailer
     June 30, 2002                      Leasing    Leasing     Leasing    Other 1   Total

REVENUES
  Lease revenue                         $  2,824  $       11  $    211   $     --   $3,046
  Interest income and other                   13          --        --         54       67
Net gain on disposition of equipment         105          69        25         --      199
                                        --------  ----------  ---------  ---------  ------
     Total revenues                        2,942          80       236         54    3,312


COSTS AND EXPENSES
  Operations support                         917          --       130         32    1,079
  Depreciation                               673          11        71         --      755
  Management fees to affiliates              198          --        12         --      210
  General and administrative expenses        173          --        38        343      554
  Provision for bad debts                     15          --         9         --       24
                                        --------  ----------  ---------  ---------  ------
      Total costs and expenses             1,976          11       260        375    2,622
Equity in net income of an USPE               --          --        --         40       40
                                        --------  ----------  ---------  ---------  ------
Net income (loss)                       $    966  $       69  $    (24)  $   (281)  $  730



                                                                Marine
For the six months ended                 Aircraft   Railcar   Container    Trailer
June 30, 2001                             Leasing   Leasing    Leasing     Leasing    Other 2    Total

REVENUES
  Lease revenue                          $     185  $  3,278  $       23  $    189   $     --   $3,675
  Interest income and other                     39        --          --        --        130      169
  Net gain on disposition of equipment       3,699       224          40        21         --    3,984
                                          ---------  --------  ----------  --------  ---------  -------
     Total revenues                          3,923     3,502          63       210        130    7,828


COSTS AND EXPENSES
  Operations support                            27     1,001          --       100         77    1,205
  Depreciation and amortization                151       788          16        80         --    1,035
  Management fees to affiliates                  4       220           1        10         --      235
  General and administrative expenses          215       130          --        38        564      947
  Provision for bad debts                       --        96          --        --         --       96
                                          ---------  --------  ----------  --------  ---------  -------
      Total costs and expenses                 397     2,235          17       228        641    3,518
Equity in net loss of an USPE                   --        --          --        --        (10)     (10)
                                         ---------  --------  ----------  ---------  ---------  -------
Net income (loss)                        $   3,526  $  1,267  $       46  $    (18)  $   (521)  $4,300


7.     Net  Income  Per  Weighted-Average  Depositary  Unit
       ----------------------------------------------------

Net income per weighted-average depositary unit was computed by dividing net income attributable to the limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and six months ended June 30, 2002 and 2001 was 9,871,210.

_________________________

1     Includes  certain  interest  income  and  costs  not  identifiable  to  a particular segment such as certain operations support and general and administrative expenses. Also includes the equity in the income of an entity that owned a marine vessel and aircraft expenses.

2 Includes certain interest income and costs not identifiable to a particular segment such as certain operations support and general and administrative expenses. Also includes the equity in the loss of an entity that owned a marine vessel.


8.     Liquidation  and  Special  Distributions
       ----------------------------------------

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

The Partnership is not permitted to reinvest proceeds from the disposition of equipment. These proceeds, in excess of operational cash requirements and reasonable reserves, are periodically paid out to limited partners in the form of special distributions. No special distributions were paid in the six months ended June 30, 2002 and 2001. The sales and liquidations occur because of the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 ---------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

(I)  RESULTS  OF  OPERATIONS

Comparison  of  PLM  Equipment  Growth  Fund III's (the Partnership's) Operating
--------------------------------------------------------------------------------
Results  for  the  Three  Months  Ended  June  30,  2002  and  2001
-------------------------------------------------------------------

(A)  Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2002 compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 6 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):



                                        For the Three Months
                                           Ended June 30,
                                         2002          2001
                                        ====================
Railcars                                 $814        $1,106
Trailers                                   26            41
Marine containers                           4            11
Aircraft                                   --            (2)


Railcars: Railcar lease revenues and direct expenses were $1.3 million and $0.5 million, respectively, for the quarter ended June 30, 2002 compared to $1.6 million and $0.5 million for the quarter ended June 30, 2001. The reduction in lease revenue in 2002 compared to 2001 was due to the disposition of railcars over the past year.

Trailers:     Trailer  lease  revenues and direct expenses were $0.1 million and
$0.1  million,  respectively,  for  the  quarters  ended June 30, 2002 and 2001.

(B)  Interest  and  Other  Income

Interest and other income decreased $0.1 million in the quarter ended June 30, 2002 compared to the same quarter of 2001 due to a reduction in the amount of cash in the Partnership.

(C)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.9 million for the quarter ended June 30, 2002 decreased from $1.0 million for the same period of 2001. The decrease was due to a $0.1 million decrease in depreciation and amortization expense resulting from asset dispositions over the last twelve months.

(D)     Net  Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of owned equipment for the second quarter of 2002 was $27,000, resulting from the disposition of marine containers and railcars, with an aggregate net book value of $2,000 for proceeds of $29,000. The net gain on the disposition of owned equipment for the second quarter of 2001 was $0.1 million, resulting from the disposition of marine containers and railcars, with an aggregate net book value of $48,000, for proceeds of $0.2 million.

(E)     Net  Income

As a result of the foregoing, the Partnership had net income of $25,000 in the second quarter of 2002 compared to net income of $0.4 million in the second quarter of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended June 30, 2002 is not necessarily indicative of future periods.

Comparison  of the Partnership's Operating Results for the Six Months Ended June
--------------------------------------------------------------------------------
30,  2002  and  2001
--------------------

(A)  Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2002 compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                         For the Six Months
                                           Ended June 30,
                                        2002           2001
                                       ====================
Railcars                               $1,907        $2,277
Trailers                                   81            89
Marine containers                          11            23
Aircraft                                   --           158


Railcars: Railcar lease revenues and direct expenses were $2.8 million and $0.9 million, respectively, for the six months ended June 30, 2002 compared to $3.3 million and $1.0 million for the same period of 2001. The reduction in lease revenue and direct expenses in 2002 compared to 2001 was due to the disposition of railcars over the past year.

Trailers:     Trailer  lease  revenues and direct expenses were $0.2 million and
$0.1  million,  respectively,  for  the six months ended June 30, 2002 and 2001.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $27,000, respectively, during the six months ended June 30, 2001. There were no aircraft lease revenues and expenses in the six months ended June 30, 2002 as the Partnership sold its wholly owned aircraft in 2001.

(B)  Interest  and  Other  Income

Interest and other income decreased $0.1 million in the six months ended June 30, 2002 compared to the same period of 2001 due to a reduction in the amount of cash in the Partnership.

(C)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $1.5 million for the quarter ended June 30, 2002 decreased from $2.3 million for the same period of 2001. Significant variances are explained as follows:

(i) A $0.4 million decrease in general and administrative expenses was due to a decrease in allocations from the General Partner and third party professional services due to the reduction in the size of the equipment portfolio.

(ii) A decrease of $0.3 million in depreciation and amortization expenses in the six months ended June 30, 2002 compared to the same period in 2001 reflects the disposition of Partnership assets during 2002 and 2001.

(D)     Net  Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of owned equipment for the six months ended June 30, 2002 was $0.2 million, resulting from the disposition of marine containers, railcars and trailers, with an aggregate net book value of $0.4 million for proceeds of $0.6 million. The net gain on the disposition of equipment was $4.0 million for the six months ended June 30, 2001, resulting from the disposition of aircraft, marine containers, trailers, and railcars with an aggregate net book value of $1.6 million, for aggregate proceeds of $5.6 million.




(E)     Equity  in Net Income of an Unconsolidated Special-Purpose Entity (USPE)

Equity in net income of an USPE represents the Partnership's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. This entity was a single purpose entity that had no debt. Net income generated from the operation of jointly owned assets was $40,000 in the six months ended June 30, 2002 compared to a loss of $10,000 in the same period of 2001.

As of June 30, 2002 and 2001, the Partnership had no remaining interest in entities that jointly owned equipment. The Partnership's share of revenues and expenses in jointly owned equipment was $40,000 and $0 in the six months ended June 30, 2002, respectively, compared to $6,000 and $16,000, respectively, for the same period of 2001. The revenue in 2002 primarily related to insurance proceeds from a marine vessel in which the Partnership previously had an interest.

(F)     Net  Income

As a result of the foregoing, the Partnership had net income of $0.7 million in the six months ended June 30, 2002 compared to net income of $4.3 million in the same period of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2002 is not necessarily indicative of future periods. In the six months ended June 30, 2002, the Partnership distributed $4.7 million to the limited partners or $0.48 per depositary unit.

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

(III)  FINANCIAL  CONDITION  --  CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2002, the Partnership generated $1.2 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from an USPE) to meet its operating obligations and fund distributions (a total of $5.0 million for the six months ended June 30, 2002) but also used undistributed available cash from prior periods and proceeds from equipment dispositions of $3.8 million.

During the six months ended June 30, 2002, the Partnership sold owned equipment and received aggregate proceeds of $0.6 million.

During the six months ended June 30, 2002, accounts receivable decreased $0.1 million due the decrease in the size of the Partnership's equipment portfolio.

During the six months ended June 30, 2002, accounts payable and accrued expenses decreased $0.2 million due to the payment of $0.2 million for an aircraft repair that was accrued for as of December 31, 2001.

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

Liquidation of the Partnership's equipment will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Other factors affecting the Partnership's contribution in the year 2002 include:

1. The Partnership's fleet of marine containers is in excess of twelve years of age and is no longer suitable for use in international commerce either due to its specific physical condition, or lessee's preferences for newer equipment. Demand for the Partnership's marine containers will continue to be weak due to their age.

2. Railcar loadings in North America have weakened over the past year. Utilization and lease rates have been decreasing over this period. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

3. Industry-wide utilization of intermodal trailers decreased 12% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This may lead to lower contribution from the Partnership's trailers as existing leases expire and renewals are negotiated.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is currency devaluation risk. During the six months ended June 30, 2002, 67% of the Partnership's total lease revenues equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

                           PART II  OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

     None.

     (b)     Reports  on  Form  8-K
             ----------------------

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


                                         PLM  EQUIPMENT  GROWTH  FUND  III


                                         By:PLM  Financial  Services,  Inc.
                                            General  Partner




Date:  August  12,  2002                    By:  /s/  Stephen  M.  Bess
                                                 ----------------------
                                                 Stephen  M.  Bess
                                                 President  and
                                                 Current  Chief  Accounting
                                                 Officer


CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund III (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.


                                         PLM  EQUIPMENT  GROWTH  FUND  III


                                         By:PLM  Financial  Services,  Inc.
                                            General  Partner




Date:  August  12,  2002                    By:  /s/  Stephen  M.  Bess
                                                 ----------------------
                                                 Stephen  M.  Bess
                                                 President  and
                                                 Current  Chief  Accounting
                                                 Officer



Date:  August  12,  2002                    By:  /s/  James  A.  Coyne
                                                 ---------------------
                                                 James  A.  Coyne
                                                 Chief  Financial  Officer