Form 10-Q
period 2002-09-30
PLM EQUIPMENT GROWTH FUND III
filed 2002-11-12
CIK 824210

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                               ___________________
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR  THE  FISCAL  QUARTER  ENDED  SEPTEMBER  30,  2002

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        FOR  THE  TRANSITION  PERIOD  FROM              TO

                         COMMISSION FILE NUMBER 1-10813
                             _______________________

                          PLM EQUIPMENT GROWTH FUND III
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA . . . . . . . . . . .           68-0146197
        (State or other jurisdiction of.                (I.R.S. Employer
         incorporation or organization) .                Identification No.)

       450 CARILLON PARKWAY SUITE 200
             ST. PETERSBURG, FL . . . . .   . .                33716
           (Address of principal. . . . . .                  (Zip code)
            executive offices)



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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)


                                                                  September 30,     December 31,
                                                                      2002             2001
                                                                ===============  ==============
ASSETS

Equipment held for operating leases at cost. . . . . . . . . .  $       30,635   $      37,731
Less accumulated depreciation. . . . . . . . . . . . . . . . .         (28,248)        (33,833)
                                                                ---------------  --------------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . .           2,387           3,898

Cash and cash equivalents. . . . . . . . . . . . . . . . . . .           7,317          10,141
Accounts receivable, net of allowance for doubtful
    accounts of $475 in 2002 and $518 in 2001. . . . . . . . .             367             420
Prepaid expenses and other assets. . . . . . . . . . . . . . .              60              23
                                                                ---------------  --------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . .  $       10,131   $      14,482
                                                                ===============  ==============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses. . . . . . . . . . . . .  $          238   $         416
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .              50              66
Lessee deposits and reserves for repairs . . . . . . . . . . .               2              29
                                                                ---------------  --------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . .             290             511
                                                                ---------------  --------------
Partners' capital:
Limited partners (9,871,210 depositary units in 2002 and 2001)           9,841          13,971
General Partner. . . . . . . . . . . . . . . . . . . . . . . .              --              --
                                                                ---------------  --------------
  Total partners' capital. . . . . . . . . . . . . . . . . . .           9,841          13,971
                                                                ---------------  --------------
    Total liabilities and partners' capital. . . . . . . . . .  $       10,131   $      14,482
                                                                ===============  ==============


















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                   For the Three Months    For the Nine Months
                                                    Ended September 30,    Ended September 30,
                                                    2002         2001      2002          2001
                                                   ==========================================
REVENUES

Lease revenue . . . . . . . . . . . . . . . . . .  $  1,351   $  1,688   $  4,397   $  5,363
Interest and other income . . . . . . . . . . . .        40         78        107        248
Gain on disposition of equipment. . . . . . . . .       106         31        305      4,015
                                                   ---------  ---------  ---------  ---------
  Total revenues. . . . . . . . . . . . . . . . .     1,497      1,797      4,809      9,626
                                                   ---------  ---------  ---------  ---------

EXPENSES

Depreciation. . . . . . . . . . . . . . . . . . .       366        428      1,121      1,464
Repairs and maintenance . . . . . . . . . . . . .       507        483      1,525      1,574
Equipment operating expenses. . . . . . . . . . .         9          9         28         26
Insurance expense . . . . . . . . . . . . . . . .        21         20         63        115
Management fees to affiliate. . . . . . . . . . .        97        119        307        354
General and administrative expenses to
     affiliates . . . . . . . . . . . . . . . . .        55         60        163        310
Other general and administrative expenses . . . .       371        182        817        880
(Recovery of) provision for bad debts . . . . . .      (57)       (92)       (33)          4
                                                   ---------  ---------  ---------  ---------
  Total expenses. . . . . . . . . . . . . . . . .     1,369      1,209      3,991      4,727
                                                   ---------  ---------  ---------  ---------

Equity in net income (loss) of an unconsolidated
    special-purpose entity. . . . . . . . . . . .        --         --         40        (10)
                                                   ---------  ---------  ---------  ---------
    Net income. . . . . . . . . . . . . . . . . .  $    128   $    588   $    858   $  4,889
                                                   =========  =========  =========  =========
PARTNERS' SHARE OF NET INCOME

Limited partners. . . . . . . . . . . . . . . . .  $    128   $    588   $    609   $  4,858
General Partner . . . . . . . . . . . . . . . . .        --         --        249         31
                                                   ---------  ---------  ---------  ---------
    Total . . . . . . . . . . . . . . . . . . . .  $    128   $    588   $    858   $  4,889
                                                   =========  =========  =========  =========
Limited partners' net income per weighted-
  average depositary unit . . . . . . . . . . . .  $   0.01   $   0.06   $   0.06   $   0.49
                                                   =========  =========  =========  =========
Cash distribution . . . . . . . . . . . . . . . .  $     --   $     --   $  4,988   $    624
                                                   =========  =========  =========  =========
Cash distribution per limited partners' weighted-
    average depositary unit . . . . . . . . . . .  $     --   $     --   $   0.48   $   0.06
                                                   =========  =========  =========  =========






       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE PERIOD FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2002
                            (in thousands of dollars)
                                   (unaudited)


                                               Limited     General
                                               Partners    Partner     Total
                                              ==========  =========  ========
  Partners' capital as of December 31, 2000.  $   9,316   $     --   $ 9,316

Net income . . . . . . . . . . . . . . . . .      5,247         31     5,278

Cash distribution. . . . . . . . . . . . . .       (592)       (31)     (623)
                                              ----------  ---------  --------
  Partners' capital as of December 31, 2001.     13,971         --    13,971

Net income . . . . . . . . . . . . . . . . .        609        249       858

Cash distribution. . . . . . . . . . . . . .     (4,739)      (249)   (4,988)
                                              ----------  ---------  --------
  Partners' capital as of September 30, 2002  $   9,841   $     --   $ 9,841
                                              ==========  =========  ========































      See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND III
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                            2002          2001
                                                                           ====================
OPERATING ACTIVITIES

Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    858   $  4,889
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,121      1,464
  Gain on disposition of equipment. . . . . . . . . . . . . . . . . . . .     (305)     (4,015)
  Equity in net (income) loss from unconsolidated special-purpose entity.      (40)         10
  Changes in operating assets and liabilities:
    Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . .        48        125
    Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        (23)
    Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .      (37)         18
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . .     (178)        (32)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .      (16)         (2)
    Lessee deposits and reserves for repairs. . . . . . . . . . . . . . .      (27)       (187)
                                                                           ---------  ---------
      Net cash provided by operating activities . . . . . . . . . . . . .     1,424      2,247
                                                                           ---------  ---------

INVESTING ACTIVITIES

Payments for capitalized improvements . . . . . . . . . . . . . . . . . .      (21)        (70)
Distributions from unconsolidated special-purpose entity. . . . . . . . .        40         66
Proceeds from disposition of equipment. . . . . . . . . . . . . . . . . .       721      5,626
                                                                           ---------  ---------
      Net cash provided by investing activities . . . . . . . . . . . . .       740      5,622
                                                                           ---------  ---------

FINANCING ACTIVITIES

Cash distribution paid to limited partners. . . . . . . . . . . . . . . .   (4,739)       (593)
Cash distribution paid to General Partner . . . . . . . . . . . . . . . .     (249)        (31)
                                                                           ---------  ---------
      Net cash used in financing activities . . . . . . . . . . . . . . .   (4,988)       (624)
                                                                           ---------  ---------
Net (decrease) increase in cash and cash equivalents. . . . . . . . . . .   (2,824)      7,245
Cash and cash equivalents at beginning of period. . . . . . . . . . . . .    10,141      1,832
                                                                           ---------  ---------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . .  $  7,317   $  9,077
                                                                           =========  =========













       See accompanying notes to unaudited condensed financial statements.


                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund III (the Partnership) as of September 30, 2002 and December 31, 2001, the unaudited condensed statements of income for the three and nine months ended September 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to September 30, 2002, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

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

3.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three and nine months ended September 30, 2002, cash distributions totaled $0 and $5.0 million, respectively. Cash distributions to the limited partners of $4.1 million for the nine months ended September 30, 2002 were deemed to be a return of capital. For the three and nine months ended September 30, 2001, cash distributions were $-0- and $0.6 million, respectively. None of the cash distributions in the nine months ended September 30, 2001 were considered a return of capital.

4.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of September 30, 2002 and December 31, 2001 of $0.1 million is a payable to FSI and its affiliate for management fees.

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                  September 30,    December 31,
                                      2002             2001
                               ===============================
Railcars. . . . . . . . . . .  $       27,735   $      32,305
Trailers. . . . . . . . . . .           2,473           3,036
Marine containers . . . . . .             427           2,390
                               ---------------  --------------
                                       30,635          37,731

Less accumulated depreciation         (28,248)        (33,833)
                               ---------------  --------------
    Net equipment . . . . . .  $        2,387   $       3,898
                               ===============  ==============


As of September 30, 2002, all equipment in the Partnership portfolio was on lease except for six containers and 175 railcars. As of December 31, 2001, all equipment in the Partnership portfolio was on lease except for 100 railcars. The net book value of the equipment off lease was $0.3 million as of September 30, 2002 and December 31, 2001.

Capital improvements to the Partnership's equipment of $21,000 and $0.1 million were made during the nine months ended September 30, 2002 and 2001, respectively.

During the nine months ended September 30, 2002, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.4 million for aggregate proceeds of $0.7 million. During the nine months ended September 30, 2001, the Partnership disposed of aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $1.6 million, for proceeds of $5.6 million.











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


                                                    Marine
For the three months ended               Railcar   Container    Trailer
September 30, 2002                       Leasing    Leasing     Leasing    Other 1    Total
-------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . .  $  1,270   $        1  $     80   $     --   $ 1,351
  Interest income and other. . . . . .        --           --        --         40        40
  Gain on disposition of equipment . .        67           39        --         --       106
                                        ---------  ----------  ---------  ---------  --------
     Total revenues. . . . . . . . . .     1,337           40        80         40     1,497
                                        ---------  ----------  ---------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . .       445           --        77         15       537
  Depreciation . . . . . . . . . . . .       328            6        32         --       366
  Management fees to affiliates. . . .        93            1         3         --        97
  General and administrative expenses.       160           --        19        247       426
  Recovery of bad debts. . . . . . . .       (57)          --        --         --       (57)
                                        ---------  ----------  ---------  ---------  --------
      Total costs and expenses . . . .       969            7       131        262     1,369
                                        ---------  ----------  ---------  ---------  --------
Net income (loss). . . . . . . . . . .  $    368   $       33  $    (51)  $   (222)  $   128
                                        =========  ==========  =========  =========  ========

Total assets as of June 30, 2002 . . .  $  2,085   $       21  $    648   $  7,377   $10,131
                                        =========  ==========  =========  =========  ========




                                                                     Marine
For the three months ended                   Aircraft    Railcar    Container    Trailer
September 30, 2001                           Leasing     Leasing     Leasing     Leasing    Other 2    Total
------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $      --   $  1,586   $       (3)  $    105   $     --   $1,688
  Interest income and other. . . . . . . .         --         --           --         --         78       78
  Gain (loss) on disposition of equipment.         (5)        23           11          2         --       31
                                            ----------  ---------  -----------  ---------  ---------  -------
     Total revenues. . . . . . . . . . . .         (5)     1,609            8        107         78    1,797
                                            ----------  ---------  -----------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .         77        362           --         57         16      512
  Depreciation and amortization. . . . . .         --        386            7         35         --      428
  Management fees to affiliates. . . . . .         (2)       116           --          5         --      119
  General and administrative expenses. . .         --         48           --         26        168      242
  Recovery of  bad debts . . . . . . . . .         --        (92)          --         --         --      (92)
                                            ----------  ---------  -----------  ---------  ---------  -------
      Total costs and expenses . . . . . .         75        820            7        123        184    1,209
                                            ----------  ---------  -----------  ---------  ---------  -------
Net income (loss). . . . . . . . . . . . .  $     (80)  $    789   $        1   $    (16)  $   (106)  $  588
                                            ==========  =========  ===========  =========  =========  =======


_________________________
1 Includes certain assets not identifiable to a particular segment, such as cash and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment such as certain operations support and general and administrative expenses and costs related to sold aircraft and marine vessels that were wholly owned.

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

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.     Operating  Segments  (continued)
       -------------------


                                                    Marine
For the nine months ended                Railcar   Container    Trailer
September 30, 2002                       Leasing    Leasing     Leasing    Other 1    Total
-------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . .  $  4,094   $       12  $    291   $     --   $4,397
  Interest income and other. . . . . .        13           --        --         94      107
Net gain on disposition of equipment .       172          108        25         --      305
                                        ---------  ----------  ---------  ---------  -------
     Total revenues. . . . . . . . . .     4,279          120       316         94    4,809
                                        ---------  ----------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . .     1,362           --       207         47    1,616
  Depreciation . . . . . . . . . . . .     1,001           17       103         --    1,121
  Management fees to affiliates. . . .       291            1        15         --      307
  General and administrative expenses.       333           --        57        590      980
  Provision for bad debts. . . . . . .       (42)          --         9         --      (33)
                                        ---------  ----------  ---------  ---------  -------
      Total costs and expenses . . . .     2,945           18       391        637    3,991
                                        ---------  ----------  ---------  ---------  -------
Equity in net income of an USPE. . . .        --           --        --         40       40
                                        ---------  ----------  ---------  ---------  -------
Net income (loss). . . . . . . . . . .  $  1,334   $      102  $    (75)  $   (503)  $  858
                                        =========  ==========  =========  =========  =======



                                                               Marine      Marine
For the nine months ended. . . . . . .    Aircraft   Railcar   Vessel     Container   Trailer
 September 30, 2001. . . . . .            Leasing    Leasing   Leasing    Leasing     Leasing    Other 2    Total
---------------------------------------------------------------------------------------------------------------
REVENUES
--------------------------------------
  Lease revenue. . . . . . . . . . . .  $     185  $  4,864  $     --   $       20  $    294   $     --   $5,363
  Interest income and other. . . . . .         39        --        --           --        --        209      248
  Gain on disposition of equipment . .      3,694       247        --           51        23         --    4,015
                                        ---------  --------  ---------  ----------  ---------  ---------  -------
     Total revenues. . . . . . . . . .      3,918     5,111        --           71       317        209    9,626
                                        ---------  --------  ---------  ----------  ---------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . .        104     1,363        --           --       155         93    1,715
  Depreciation . . . . . . . . . . . .        151     1,174        --           23       116         --    1,464
  Management fees to affiliate . . . .          2       336        --            1        15         --      354
  General and administrative expenses.        215       178        15            1        64        717    1,190
  Provision for bad debts. . . . . . .         --         4        --           --        --         --        4
                                        ---------  --------  ---------  ----------  ---------  ---------  -------
      Total costs and expenses . . . .        472     3,055        15           25       350        810    4,727
                                        ---------  --------  ---------  ----------  ---------  ---------  -------
Equity in net loss of USPEs. . . . . .         --        --       (10)          --        --         --      (10)
                                        ---------  --------  ---------  ----------  ---------  ---------  -------
Net income (loss). . . . . . . . . . .  $   3,446  $  2,056  $    (25)  $       46  $    (33)  $   (601)  $4,889
                                        =========  ========  =========  ==========  =========  =========  =======


7.     Net  Income  Per  Weighted-Average  Depositary  Unit
       ----------------------------------------------------

Net income per weighted-average depositary unit was computed by dividing net income attributable to the limited partners by the weighted-average number of depositary units deemed outstanding during the period. The weighted-average number of depositary units deemed outstanding during the three and nine months ended September 30, 2002 and 2001 was 9,871,210.
_________________________
1 Includes interest income and costs not identifiable to a particular segment such as certain operations support and general and administrative expenses and costs related to sold aircraft and marine vessels that were wholly owned.

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

                          PLM EQUIPMENT GROWTH FUND III
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     Liquidation
       -----------

On January 1, 2000, the General Partner began the liquidation phase of the Partnership and commenced an orderly liquidation of the Partnership assets. The General Partner is marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Upon final liquidation, the Partnership will be dissolved.

























                      (this space intentionally left blank)

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 ---------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

(I)  RESULTS  OF  OPERATIONS

Comparison  of  PLM  Equipment  Growth  Fund III's (the Partnership's) Operating
--------------------------------------------------------------------------------
Results  for  the  Three  Months  Ended  September  30,  2002  and  2001
------------------------------------------------------------------------

(A)  Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2002 compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and general and administrative expenses relating to the operating segments (see Note 6 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature, not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                   For the Three Months
                    Ended September 30,
                    2002         2001
                   ====================
Railcars. . . . .  $   825  $  1,224
Trailers. . . . .        3        48
Marine containers        1        (3)
Aircraft. . . . .       --       (77)


Railcars: Railcar lease revenues and direct expenses were $1.3 million and $0.4 million, respectively, for the quarter ended September 30, 2002 compared to $1.6 million and $0.4 million for the quarter ended September 30, 2001. The reduction in lease revenue in 2002 compared to 2001 was due to the disposition of railcars over the past year. Direct expenses increased $0.1 million in 2002 compared to 2001 due to increased repair and maintenance costs.

Trailers:     Trailer  lease  revenues and direct expenses were $0.1 million and
$0.1  million, respectively, for the quarters ended September 30, 2002 and 2001.

(B)  Interest  and  Other  Income

Interest and other income decreased $38,000 in the quarter ended September 30, 2002 compared to the same quarter of 2001 due to a reduction in the average cash balances in the Partnership.

(C)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $0.8 million for the quarter ended September 30, 2002 increased from $0.7 million for the same period of 2001. Significant variances are explained as follows:

(i) A $0.2 million increase in general and administrative expenses was due to increased professional service costs.

(ii) A $0.1 million decrease in depreciation expenses from 2001 levels reflects the effect of asset dispositions in 2002 and 2001

(D)     Gain  on  Disposition  of  Owned  Equipment

The gain on the disposition of owned equipment for the third quarter of 2002 was $0.1 million, resulting from the disposition of marine containers and railcars, with an aggregate net book value of $7,000 for proceeds of $0.1 million. The gain on the disposition of owned equipment for the third quarter of 2001 was $31,000, resulting from the disposition of marine containers, trailers, and railcars, with an aggregate net book value of $19,000 for proceeds of $0.1 million


(E)     Net  Income

As a result of the foregoing, the Partnership had net income of $0.1 million in the third quarter of 2002 compared to net income of $0.6 million in the third quarter of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended September 30, 2002 is not necessarily indicative of future periods.

Comparison  of  the  Partnership's  Operating  Results for the Nine Months Ended
--------------------------------------------------------------------------------
September  30,  2002  and  2001
-------------------------------

(A)  Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2002 compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                   For the Nine Months
                   Ended September 30,
                    2002         2001
                   ===================
Railcars. . . . .  $  2,732  $  3,501
Trailers. . . . .        84       139
Marine containers        12        20
Aircraft. . . . .        --        81


Railcars: Railcar lease revenues and direct expenses were $4.1 million and $1.4 million, respectively, for the nine months ended September 30, 2002 compared to $4.9 million and $1.4 million for the same period of 2001. The reduction in lease revenue in 2002 compared to 2001 was due to the disposition of railcars over the past year.

Trailers:     Trailer  lease  revenues and direct expenses were $0.3 million and
$0.2 million, respectively, for the nine months ended September 30, 2002 and 2001.

Aircraft: Aircraft lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, during the nine months ended September 30, 2001. There were no aircraft lease revenues and expenses in the nine months ended September 30, 2002 as the Partnership sold its wholly owned aircraft in 2001.

(B)  Interest  and  Other  Income

Interest and other income decreased $0.1 million in the nine months ended September 30, 2002 compared to the same period of 2001 due to a reduction in the average cash balance in the Partnership.

(C)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $2.4 million for the quarter ended September 30, 2002 decreased from $3.0 million for the same period of 2001. Significant variances are explained as follows:

(i) A decrease of $0.4 million in depreciation expense in the nine months ended September 30, 2002 compared to the same period in 2001 reflects the disposition of Partnership assets during 2002 and 2001.

(ii) A $0.2 million decrease in general and administrative expenses during the nine months ended September 30, 2002 resulted from the reduction in the size of the Partnership's equipment portfolio over the last twelve months.

(D)     Gain  on  Disposition  of  Owned  Equipment

The gain on the disposition of owned equipment for the nine months ended September 30, 2002 was $0.3 million, resulting from the disposition of marine containers, railcars and trailers, with an aggregate net book value of $0.4 million for proceeds of $0.7 million. The gain on the disposition of equipment was $4.0 million for the nine months ended September 30, 2001, resulting from the disposition of aircraft, marine containers, trailers, and railcars with an aggregate net book value of $1.6 million, for aggregate proceeds of $5.6 million.

(E)     Equity  in Net Income (Loss) of an Unconsolidated Special-Purpose Entity
(USPE)

Equity in net income (loss) of an USPE represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. This entity was a single purpose entity that had no debt. Net income generated from the operation of jointly owned assets was $40,000 in the nine months ended September 30, 2002 compared to a loss of $10,000 in the same period of 2001.

As of September 30, 2002 and 2001, the Partnership had no remaining interest in entities that jointly owned equipment. The Partnership's share of revenues and expenses in jointly owned equipment was $40,000 and $0 in the nine months ended September 30, 2002, respectively, compared to $6,000 and $16,000, respectively, for the same period of 2001. The revenue in 2002 primarily related to insurance proceeds from a marine vessel in which the Partnership previously had an interest.

(F)     Net  Income

As a result of the foregoing, the Partnership had net income of $0.9 million in the nine months ended September 30, 2002 compared to net income of $4.9 million in the same period of 2001. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2002 is not necessarily indicative of future periods. In the nine months ended September 30, 2002, the Partnership distributed $4.7 million to the limited partners or $0.48 per depositary unit.

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

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment to determine if the carrying value of the assets may not be recoverable in consideration of current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(III)  FINANCIAL  CONDITION  --  CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2002, the Partnership generated $1.5 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from an USPE) to meet its operating obligations and fund distributions (a total of $5.0 million for the nine months ended September 30, 2002) but also used undistributed available cash from prior periods and proceeds from equipment dispositions of $3.5 million.

During the nine months ended September 30, 2002, the Partnership sold equipment and received aggregate proceeds of $0.7 million.

During the nine months ended September 30, 2002, accounts receivable decreased $0.1 million due the decrease in the size of the Partnership's equipment portfolio.

During the nine months ended September 30, 2002, accounts payable and accrued expenses decreased $0.2 million due to the payment of $0.2 million for an aircraft repair that was accrued for as of December 31, 2001.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause the Partnership to require any additional capital.

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

The Partnership has received an offer for the Partnership railcar portfolio, which represents 76% of the Partnership's equipment net book value. The offer is in excess of the carrying value of the equipment. Due diligence is being performed on the railcar portfolio by the offering entity. At this time, no assurances can be made that the offer will be consummated.

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

2. Through the first nine months of 2002, U.S. and Canadian freight carloads decreased 1% and 3% respectively, compared to the same period of 2001. There has been, however, some recent increase in some of the commodities, which drive demand for those types of railcars most prevalent in the partnership's fleet. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle cars in their fleets.

3. Utilization of intermodal trailers owned by the Partnership decreased 15% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The decline was similar to the decline in industry wide utilization. As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects continued declines in utilization over the next few years. Additionally, one of the major shippers that leased the Partnership's trailers has entered bankruptcy. While the Partnership did not have any outstanding receivables from the company, its bankruptcy may cause a further decline in performance of the trailer fleet in the future.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is currency devaluation risk. During the nine months ended September 30, 2002, 67% of the Partnership's total lease revenues equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.









ITEM  4.     CONTROLS  AND  PROCEDURES
             -------------------------

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

                           PART II  OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

     None.

     (b)     Reports  on  Form  8-K
             ----------------------

     None.





















                      (This space intentionally left blank)

CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund III.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  11,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President
     (Principal  Executive  Officer)

------

CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

5. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund III.

6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

8. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  11,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer
     (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     PLM  EQUIPMENT  GROWTH  FUND  III


     By:     PLM  Financial  Services,  Inc.
     General  Partner




Date:  November  11,  2002     By:  /s/  Richard  K  Brock
                                    ----------------------
     Richard  K  Brock
     Chief  Financial  Officer



CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund III (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



     PLM  EQUIPMENT  GROWTH  FUND  III


     By:     PLM  Financial  Services,  Inc.
     General  Partner




Date:  November  11,  2002     By:  /s/  James  A.  Coyne
                                    ---------------------
     James  A.  Coyne
     President



Date:  November  11,  2002     By:  /s/  Richard  K  Brock
                                    ----------------------
     Richard  K  Brock
     Chief  Financial  Officer