Form 10-K
period 2002-12-31
PLM EQUIPMENT GROWTH FUND III
filed 2003-03-28
CIK 824210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002.

[  ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES  EXCHANGE  ACT  OF  1934
       FOR  THE  TRANSITION  PERIOD  FROM              TO

                         COMMISSION FILE NUMBER 1-10813
                             _______________________

                         PLM EQUIPMENT GROWTH FUND III,
                           LIQUIDATING TRUST (INITIAL)
             (Exact name of registrant as specified in its charter)

                      CALIFORNIA                         68-0146197
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

           235 3RD STREET SOUTH, SUITE 200
                 ST. PETERSBURG, FL                        33701
      (Address of principal executive offices)           (Zip code)


        Registrant's telephone number, including area code (727) 803-1800
                             _______________________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value  of  voting  stock:  N/A

Indicate the number of beneficial interests outstanding of each of the issuer's classes of beneficial interests, as of the latest practicable date:
     Class     Outstanding  at  March  28,  2003
     -----     ---------------------------------

Beneficial  interests:     9,871,210

An index of exhibits filed with this Form 10-K is located at page 11. Total number of pages in this report: 63.

                                     PART I
ITEM  1.     BUSINESS
             --------

(A)     Background

On December 31, 2002 (inception), PLM Equipment Growth Fund III Liquidating Trust (the Trust) was established. On that date all of the assets and liabilities of PLM Equipment Growth Fund III, a California limited partnership (the Partnership) were transferred to the Trust. PLM Financial Services, Inc.
(FSI) is the Trustee of the Trust. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International). FSI has a 5% interest in the earnings and distributions of the Trust.

The Partnership was formed on October 15, 1987 and engaged primarily in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. FSI was the General Partner of the Partnership.

The  Trust's  primary  objectives  are:

     (1) to selectively sell equipment when the Trustee believes that, due to market conditions, market prices for equipment exceed inherent equipment values or that expected future benefits from continued ownership of a particular asset will have an adverse effect on the Trust. As the Trust is in the liquidation phase, proceeds from these sales, together with excess net operating cash flows from operations, will be paid as distributions to the beneficial interest holders; and

     (2) to preserve and protect the value of the portfolio through quality management.

As  of December 31, 2002, there were 9,871,210 beneficial interests outstanding.

On December 31, 2002, the Trustee began the dissolution and liquidation of the assets in the Trust in an orderly fashion.

Table 1, below, lists the equipment and the net realizable amounts of the equipment in the Trust's portfolio, as of December 31, 2002 (in thousands of dollars):

                                     TABLE 1
                                     -------


                                                 Realizable
Units   Type                                        Amounts
-----------------------------------------------------------

Equipment held for operating leases:

433. .  Pressurized tank railcars                  $  3,988
700. .  Non-pressurized tank railcars                 3,816
176. .  Intermodal trailers                             388
119. .  Marine containers                                14

  Total owned equipment held for operating leases  $  8,206



Railcars are leased under operating leases with terms of six months to six years. Lease payments for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. The Trust's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, lease payments received by the Trust consist of a specified percentage of payments generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

(B)     Management  of  Trust  Equipment
----------------------------------------

The Trust has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Trust's equipment. The Trust's management agreement with IMI is to co-terminate with the dissolution of the Trust, unless the beneficial interest holders vote to terminate the agreement prior to that date or at the discretion of the Trustee. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Trust and to perform or contract for the performance of all obligations of the lessors under the Trust's leases. In consideration for its services and pursuant to the Trust agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

(C)     Competition
-------------------

(1)     Operating  Leases  versus  Full  Payout  Leases
-------------------------------------------------------

The equipment owned by the Trust is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Trust's purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Trust encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e. leases that have terms equal to the expected economic life of the equipment. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors may write full payout leases at considerably lower rates and for longer terms than the Trust offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Trust at a competitive disadvantage.

(2)     Manufacturers  and  Equipment  Lessors
----------------------------------------------

The Trust competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Trust cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Trust also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX General Electric Railcar Services Corporation, and other investment programs that lease the same types of equipment.

(D)     Demand
--------------

The Trust operates in three operating segments: railcar leasing, trailer leasing, and marine container leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Trust's equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Trust's capital equipment operates:

(1)     Railcars
----------------

(a)     General  Purpose  (Nonpressurized)  Tank  Railcars
----------------------------------------------------------

General purpose tank railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the United States (US) and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2002 carloadings of the commodity group that includes chemicals and petroleum products reversed previous declines and rose 4% after a fall of 5% during 2001. Utilization of the Trust's nonpressurized tank railcars has been increasing reflecting this market condition and presently stands at about 83%.

(b)     Pressurized  Tank  Railcars
-----------------------------------

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. LPG consumption is expected to grow over the next few years as most new electricity generation capacity is expected to be gas fired. Within any given year, consumption is particularly influenced by the severity of winter temperatures.

Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 2% in 2002 after a 5% decline in 2001. Even with this further decrease in industry-wide demand, the utilization of pressurized tank railcars in the Trust is presently in the 88% range. The desirability of the railcars in the Trust is affected by the advancing age of this fleet.

(2)     Intermodal  Trailers
----------------------------

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past seven years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2002, demand for intermodal trailers was more depressed than historic norms. Unusually low demand occurred over the first half of the year due to a rapidly slowing economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand, shipments for the year within the intermodal pool trailer market declined approximately 10% compared to the prior year. Average utilization of the entire US intermodal trailer pool fleet declined from 77% in 1999 to 75% in 2000 to 63% in 2001 and further declined to a record low of 50% in 2002.

The Trustee continued its aggressive marketing program in a bid to attract new customers for the Trust's intermodal trailers during 2002. The largest trailer customer, Consolidated Freightways, abruptly shut down their operations and declared bankruptcy during 2002. This situation was largely offset by extensive efforts with other carriers to increase market share. Even with these efforts, average utilization of the Trust's intermodal trailers for the year 2002 dropped 12% from 2001 to approximately 61%, still 11% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Due to the anticipated continued weakness of the overall economy, intermodal trailer shipments are forecast to decline by 10% to 15% in 2003, compared to 2002. As such, the nationwide supply of intermodal trailers is expected to have approximately 27,000 units in surplus for 2003. The maintenance costs have increased approximately 12% from 2001 due to improper repair methods performed by the railroads' vendors and billed to owners.

(3)     Marine  Containers
--------------------------

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

The Trust's fleet of dry, refrigerated and other specialized containers is in excess of 13 years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales is highly dependent upon the specific location and type of container. The Trust has continued to experience reduced residual values on the sale of refrigerated containers primarily due to technological obsolescence associated with this equipment's refrigeration machinery.

------
(E)     Government  Regulations
-------------------------------

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Trust's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Trust's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Trust's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Trust. Such regulations include but are not limited to:

(1) The Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers.

(2) The U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Trust's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars. This does not include any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Trust currently owns 432 jacketed tank railcars and 74 non-jacketed tank railcars that will need re-qualification. As of December 31, 2002, 17 jacketed tank railcars and 14 non-jacketed tank railcars of the fleet will need to be re-qualified during 2003 or 2004.

As of December 31, 2002, the Trust was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM  2.     PROPERTIES
-----------------------

The Trust neither owns nor leases any properties other than the equipment it has purchased. As of December 31, 2002, the Trust owned a portfolio of transportation and related equipment as described in Item 1, Table 1.

The Trust maintains its principal office at 235 3rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

During 2000 and 2001, the Partnership, together with affiliates, initiated litigation in various official forums in the United States and India against two defaulting Indian airline lessees to repossess its property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership, one of which was in excess of the Partnership's claims against the airline.

FSI believes that the airline's counterclaims are completely without merit and will vigorously defend against such counterclaims.

During 2001, an arbitration hearing was held between one India lessee and the Partnership and the arbitration panel issued an award to the Partnership. The Partnership initiated proceedings in India to collect on the arbitration award and has recently been approached again by the lessee to discuss a negotiated settlement of the Partnership's collection action. The arbitration award was not accrued for in the December 31, 2002 financial statements because the likelihood of collection of the award is remote. FSI will continue to try to collect the full amount of the settlement.

During 2001, the FSI decided to minimize its collection efforts from the other India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

All matters of litigation of which the Partnership was involved have been assumed by the Trust.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

No matters were submitted to a vote of the Trust's beneficial interest holders from December 31, 2002 (inception) through December 31, 2002.
                                     PART II

ITEM  5.     MARKET  FOR  THE TRUST'S EQUITY AND RELATED DEPOSITARY UNIT MATTERS
             -------------------------------------------------------------------

Pursuant to the terms of the Trust agreement, the Trustee is entitled to a 5% interest in the profits, losses and distributions of the Trust. The Trustee is the sole holder of such interest. Special allocations of income are made to the Trustee equal to the deficit balance, if any, in the capital account of the Trustee. The Trustee's annual allocation of net income will generally be equal to the Trustee's cash distributions paid during the current year. The remaining interests in the profits, losses and distributions of the Trust are owned, as of December 31, 2002, by the 7,995 beneficial interest holders in the Trust

There is no market for the sale of the beneficial interests of the Trust. The Trustee will not allow for transfer of such ownership except by will, interstate succession or operation of law.

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

The Trust was formed on December 31, 2002 and as such has no historical data or results of operations other than the following (in thousands of dollars):

                                     TABLE 2
                                     -------

As of December 31, 2002:
  Total assets. . . . . . .  $10,223
  Total liabilities . . . .    7,539
                             -------
  Net assets in liquidation  $ 2,684
                             =======


ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund III, Liquidating Trust (the Trust). The following discussion and analysis of operations focuses on the performance of the Trust's equipment in the various segments in which it operates and its effect on the Trust's overall financial condition.

(B)  Results  of  Operations  --  Factors  Affecting  Performance

(1)  Re-leasing  Activity  and Repricing Exposure to Current Economic Conditions

The exposure of the Trust's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Trust's equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Trust.

(2)     Equipment  Liquidations

Liquidation of Trust equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Trust.

(3)     Equipment  Valuation

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts.

(C)     Financial  Condition  --  Capital  Resources  and  Liquidity

The Trust's assets and liabilities were transferred to it from PLM Equipment Growth Fund III. As of December 31, 2002, the Trust had no outstanding indebtedness. The Trust relies on operating cash flow and asset disposition proceeds to meet its operating obligations and make distributions to the beneficial interest holders.

The Trustee has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The beneficial interest holders are prohibited from making capital contributions to the Trust.

The Trust is in its active liquidation phase. As a result, the size of the Trust's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Significant asset sales may result in distributions to the beneficial interest holders.

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trustee, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected.

(D)     Results  of  Operations

The Trust was formed on December 31, 2002; therefore, there are no results of operations.

(E)     Forward-Looking  Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Trust's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Trust's actual results could differ materially from those discussed here.

(F)     Outlook  for  the  Future

Since the Trust is in its active liquidation phase, the Trustee will be seeking to sell or re-lease assets as the existing leases expire until all the assets are sold. Sale decisions will cause the operating performance of the Trust to decline over the remainder of its life. Throughout the remaining life of the Trust, the Trust may make distributions to the beneficial interest holders as asset sales are completed.

Liquidation of the Trust's equipment will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Trust. Other factors that may affect the Trust's contribution in the year 2003 include:

1. The Trust's fleet of marine containers is in excess of thirteen years of age and is no longer suitable for use in international commerce either due to its specific physical condition, or lessees' preferences for newer equipment. Demand for the Trust's marine containers will continue to be weak due to their age. These containers will be sold on an "as is, where is" basis as leases expire.

2. Railcar freight loadings in the United States and Canada decreased 1% and 3%, respectively, through most of 2002. There has been, however, a recent increase for some of the commodities that drive demand for those types of railcars owned by the Trust. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle railcars in their fleets. The Trustee has entered into an agreement to sell all of the Trust's remaining railcars which is expected to close in the first half of 2003 for an amount that approximates the carrying amount on the Trust's statement of net assets in liquidation (see Note 9 to the financial statements); and

3. As the Trust's trailers are smaller than many shippers prefer, the Trustee expects declines in utilization over the next few years. The Trustee expects to sell all of the trailers during 2003.

The assets of the Trust are reported at their net realizable values that include future lease payments as well as residual sales proceeds less any costs to sell. The Trust does not have signed commitments or binding contracts to sell certain of its transportation equipment at the reported net realizable value. The estimate of the fair value for the Trust's transportation equipment is based on the opinion of the Trust's equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. At December 31, 2003, the estimated gain on the Trust's transportation equipment if sold at the reported net realizable value would be $6.3 million. Such estimated gain has been deferred at December 31, 2002.

The ability of the Trust to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The Trustee continually monitors both the equipment markets and the performance of the Trust's equipment in these markets to determine the most advantageous time to dispose its equipment.

Several other factors may affect the Trust's operating performance in 2003 and beyond, including changes in the markets for the Trust's equipment and changes in the regulatory environment in which that equipment operates.

The other factors that may affect the Trust's contribution in 2003 and beyond include:

(1)     Repricing  Risk

Until sold, certain of the Trust's marine containers, railcars and trailers will be remarketed in 2003 as existing leases expire, exposing the Trust to repricing risk/opportunity.

 (2)     Impact  of  Government  Regulations  on  Future  Operations

The Trustee operates the Trust's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Trust's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Trust of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the Trustee from determining the impact of such changes on Trust operations, or sale of equipment.

The U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Trust's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Trust currently owns 432 jacketed tank railcars and 74 non-jacketed tank railcars that will need re-qualification. As of December 31, 2002, 17 jacketed tank railcars and 14 non-jacketed tank railcars of the fleet will need to be re-qualified during 2003 or 2004.



(3)     Distributions

During the active liquidation phase, the Trust will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations, and to the extent available, make distributions to the beneficial unitholders.

(4)     Liquidation

Liquidation of the Trust's equipment represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Trust.

Since the Trust is in its active liquidation phase, the size of the Trust's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. Significant asset sales may result in distributions to beneficial unitholders.

The Trust is scheduled to be dissolved by December 31, 2004, although this date may be extended.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
              ----------------------------------------------------------------

The Trust's primary market risk exposure is currency devaluation risk. Most of the leases require payment in United States (US) currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
--------     -----------------------------------------------

The financial statements for the Trust are listed in the Index to Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
    -----------------

(A)     Disagreements  with  Accountants on Accounting and Financial Disclosures

None.

(B)     Changes  in  Accountants

None.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.
              ------------------------------------------------------------------

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name              Age Position
-------------------------------------------------------------------------------


Gary D. Engle .   53  Director, PLM Financial Services, Inc., PLM Investment
                      Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne    42  Director, Secretary and President, PLM Financial Services,
                      Inc. and PLM Investment Management, Inc., Director and
                      Secretary, PLM Transportation Equipment Corp.

Richard K Brock   40  Director and Chief Financial Officer, PLM Financial
                      Services, Inc., PLM Investment Management, Inc. and
                      PLM Transportation Equipment Corp.


Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI Holdings, LLC (MILPI). Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed President of PLM Financial Services, Inc. in August 2002. He was appointed a Director and Secretary of PLM Financial Services, Inc. in April 2001. He was appointed a director of PLM International, Inc in
February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Richard K Brock was appointed a Director and Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM  11.     EXECUTIVE  COMPENSATION
              -----------------------

The Trust has no directors, officers, or employees. The Trust had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2002.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

(A)     Security  Ownership  of  Certain  Beneficial  Owners

The Trustee is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income) and distributions of the Trust. As of December 31, 2002, no beneficiary interest holder was known by the Trustee to beneficially own more than 5% of the beneficial interest of the Trust.

(B)     Security  Ownership  of  Management

Neither the Trustee and its affiliates nor any executive officer or director of the Trustee and its affiliates own any beneficial interest of the Trust as of December 31, 2002.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

Transactions  with  Management  and  Others:

None.

ITEM  14.     CONTROLS  AND  PROCEDURES
              -------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Trustee's principal Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, AND REPORTS ON FORM 8K
              ------------------------------------------------------------------

(A)     1.     Financial  Statements

The  financial  statements  listed  in  the  accompanying  Index  to  Financial
Statements  are  filed  as  part  of  this  Annual  Report  on  Form  10-K.

2.     Financial  Statements  required  under  Regulation  S-X  Rule  3-09

a.     None.

(B)     Reports  on  Form  8-K

Form 8-K dated December 16, 2002, announcing, effective December 31, 2002, that the assets and liabilities of PLM Equipment Growth Fund III were transferred to PLM Equipment Growth Fund III, Liquidating Trust.

(C)     Financial  Statement  Schedule

None.

(D)     Exhibits

4. Plan of Dissolution and Liquidation dated December 31, 2002 between PLM Equipment Growth Fund III and PLM Financial Services, Inc.

4.1 Liquidating Trust Agreement dated December 31, 2002 by and between PLM Equipment Growth Fund III as grantor and PLM Financial Services, Inc. as the
Trustee  for  PLM  Equipment  Growth  Fund  III,  Liquidating  Trust.

4.2 Bill of Sale Assignment and Assumption Agreement entered into as of December 31, 2002 by and among PLM Equipment Growth Fund III and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth Fund III, Liquidating Trust.

10.1 Management Agreement between the Trust and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-18104), which became effective with the Securities and Exchange Commission on March 25, 1988.

CONTROL  CERTIFICATION



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this annual report on Form 10-K of PLM Equipment Growth Fund III, Liquidating Trust.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the statement of net assets in liquidation at December 31, 2002;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  28,  2003     By:     /s/  James  A.  Coyne
                                    ---------------------
                                    James  A.  Coyne
                                    President
                                   (Principal  Executive  Officer)

CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

1. I have reviewed this annual report on Form 10-K of PLM Equipment Growth Fund III, Liquidating Trust.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the statement of net assets in liquidation at December 31, 2002;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  28,  2003     By:     /s/  Richard  K  Brock
                                    ----------------------
                                    Richard  K  Brock
                                    Chief  Financial  Officer
                                   (Principal  Financial  Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Trust has no directors or officers. The Trustee has signed on behalf of the Trust by duly authorized officers.


Date:  March  28,  2003     PLM  EQUIPMENT  GROWTH  FUND  III, LIQUIDATING TRUST

     By:  PLM  Financial  Services,  Inc.
          Trustee


     By: /s/  James  A.  Coyne
         ---------------------
         James  A.  Coyne
         President


     By: /s/  Richard  K  Brock
         ----------------------
         Richard  K  Brock
         Chief  Financial  Officer


CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Trustee of PLM Equipment Growth Fund III, Liquidating Trust (the Trust), that the Annual Report of the Trust on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Trust at the end of such period and the results of operations of the Trust for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Trust's Trustee on the dates indicated.


Name     Capacity     Date
----     --------     ----




/s/  Gary  D.  Engle
--------------------
Gary  D.  Engle     Director,  FSI     March  28,  2003




/s/  James  A.  Coyne
---------------------
James  A.  Coyne     Director,  FSI     March  28,  2003




/s/  Richard  K  Brock
----------------------
Richard  K  Brock     Director,  FSI     March  28,  2003

                PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
                                    (A TRUST)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 15(a))


                                                                        Page
                                                                        ----

Independent  auditors'  report                                           16

Statement  of  net  assets  in  liquidation  at  December  31,  2002     17

Statement  of  changes  in  net  assets  in  liquidation
     for the period from inception (December 31, 2002) through
     December 31, 2002                                                   18


Notes  to  financial  statements                                      19-22

INDEPENDENT  AUDITORS'  REPORT



The  Beneficiaries
PLM  Equipment  Growth  Fund  III,  Liquidating  Trust:

We have audited the accompanying statement of net assets in liquidation of PLM Equipment Growth Fund III, Liquidating Trust (the "Trust") as of December 31, 2002 and the related statement of changes in net assets in liquidation for the period from December 31, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Trust was established to liquidate the assets and pay all liabilities of the Trust. The Trust is scheduled to be dissolved by December 31, 2004, although this date may be extended. The Trust accounts for its net assets under the liquidation basis of accounting.

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of the Trust as of December 31, 2002, and the changes in its net assets in liquidation for the period from December 31, 2002 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.




/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

                PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
                                    (A TRUST)
                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                DECEMBER 31, 2002

                            (in thousands of dollars)



ASSETS
Transportation equipment. . . . . . . . . . . . . . .  $ 8,206

Cash and cash equivalents . . . . . . . . . . . . . .    1,611

Accounts receivable . . . . . . . . . . . . . . . . .      406
                                                       -------

      Total assets. . . . . . . . . . . . . . . . . .  $10,223
                                                       =======

LIABILITIES AND NET ASSETS IN LIQUIDATION

Liabilities

Accounts payable and accrued expenses . . . . . . . .  $ 1,060
Deferred gain on the sale of transportation equipment    6,330
Due to affiliates . . . . . . . . . . . . . . . . . .       49
                                                       -------

  Total liabilities . . . . . . . . . . . . . . . . .    7,439
                                                       -------

Net assets in liquidation . . . . . . . . . . . . . .  $ 2,784
                                                       =======































                 See accompanying notes to financial statements.

                PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
                                    (A TRUST)
      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)
   FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2002) THROUGH DECEMBER 31, 2002
                            (in thousands of dollars)


                                                    Limited
                                                   Partners   Trustee   Total
                                                  ----------------------------
Net assets at December 31, 2002 . . . . . . . . .  $      --  $     --  $   --

Transfer of net assets in liquidation . . . . . .      2,784        --   2,784
                                                   ---------  --------  ------

Net assets in liquidation as of December 31, 2002  $   2,784  $     --  $2,784
                                                   =========  ========  ======













































                 See accompanying notes to financial statements.

                PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
                                    (A TRUST)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation
       -----------------------

Organization
------------

On December 31, 2002 (inception), PLM Equipment Growth Fund III, Liquidating Trust (the Trust) was established. On that date all of the assets and liabilities of PLM Equipment Growth Fund III were transferred to the Trust. PLM Financial Services, Inc. (FSI) is the Trustee of the Trust. FSI has a 5% interest in the earnings and distributions of the Trust.

The Trust's primary purpose is to liquidate the assets and pay all liabilities of the Trust. The Trust has a scheduled termination date of December 31, 2004, although that date may be extended.

The  Trust  is  currently  marketing  all  of  the  Trust's  equipment for sale.

Estimates
---------

The accompanying financial statements have been prepared on the liquidation basis of accounting. The carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation, in accordance with accounting principles generally accepted in the Unites States of America. This requires the Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Liquidation  Accounting
-----------------------

The assets of the Trust are reported at their net realizable values that include future lease payments as well as residual sales proceeds less any costs to sell. The Trust does not have signed commitments or binding contracts to sell certain of its transportation equipment at the reported net realizable value. The estimate of the fair value for the Trust's transportation equipment is based on the opinion of the Trust's equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. At December 31, 2003, the estimated gain on the Trust's transportation equipment if sold at the reported net realizable value would be $6.3 million. Such estimated gain has been deferred at December 31, 2002.

The amounts reported for liabilities include all estimated expenses to conclude the operations of the Trust.

The net adjustment required to convert from the going concern (historical cost) basis of accounting to the liquidation basis of accounting was an increase in net assets of $5.5 million. This amount is reflected in the transfer of net assets in liquidation in the Statement of Changes in Net Assets in Liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows (in thousands of dollars):


Adjustment of assets from historical costs  $6,066
Adjustment to accrued expenses . . . . . .     612
                                            ------
Total adjustment to liquidation basis. . .  $5,454
                                            ======

                                     ------
                PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
                                    (A TRUST)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Operations
----------

PLM Equipment Growth Fund III, a California limited partnership (the Partnership), was formed on October 15, 1987. The Partnership engaged primarily in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) was the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International).

In December 2002, FSI filed a Registration Statement on Form 15-12G with the Securities and Exchange Commission with respect to a certificate of cancellation of PLM Equipment Growth Fund III and the formation of PLM Equipment Growth Fund III, Liquidating Trust (the Trust). The Trust became effective on December 31, 2002. FSI, as Trustee, owns a 5% interest in the Trust. The Trust was organized to liquidate and dissolve all of the remaining assets and liabilities of the Trust.

The equipment of the Trust is managed, under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Trust for managing the equipment (see
Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with the investor programs, and is a general partner of other investment programs.

Transportation  Equipment
-------------------------

Equipment held for operating leases is stated at net realizable value less any costs to sell.

Repairs  and  Maintenance
-------------------------

Repair and maintenance costs for railcars and trailers are usually the obligation of the Trust. Maintenance costs for the marine containers are the obligation of the lessee. Estimated future repairs and maintenance costs have reduced the net fair value of transportation equipment on the statement of net assets in liquidation.

Net  Income  and  Distributions  Per  Beneficial  Unit
------------------------------------------------------

Cash distributions are allocated 95% to the beneficial holders and 5% to the Trustee. Special allocations of income are made to (from) the Trustee equal to the deficiency (equity) balance, if any, in the capital account of the Trustee.

Cash  distributions  are  recorded  when  declared.

Cash  and  Cash  Equivalents
----------------------------

The Trust considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less as cash equivalents.

2.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

Under the equipment management agreement, IMI receives a monthly management fee equal to the greater of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services.

                PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
                                    (A TRUST)
                          NOTES TO FINANCIAL STATEMENTS


3.     Transportation  Equipment
       -------------------------

The components of transportation equipment as of December 31, 2002 are as follows (in thousands of dollars):

Railcars. . . . .  $7,804
Trailers. . . . .     388
Marine containers      14
                   ------
  Net equipment .  $8,206
                   ======


Lease payments for railcars are based on fixed rates. Lease payments for trailers are based on a per-diem lease in the free running interchange with the railroads. The Trust's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, lease payments received by the Trust consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment.

As of December 31, 2002, all transportation equipment in the Trust portfolio was on lease except for 171 railcars, with an aggregate net fair value of $1.2 million.

Future minimum rents under noncancelable operating leases as of December 31, 2002 during each of the next five years are $4.2 million in 2003, $2.5 million in 2004, $1.7 million in 2005, $0.7 million in 2006, $0.3 million in 2007 and $0.6 million thereafter. While the leases for certain transportation equipment extend beyond the Trust's expected dissolution date, the Trustee believes it will be able to sell that transportation equipment subject to those leases.

The Trustee has entered into a non-binding agreement to sell all of the Trust's railcars for an amount that approximates the carrying value in the accompanying statement of net assets in liquidation (see Note 9).

4.     Geographic  Information
       -----------------------

The Trust owns certain equipment that is leased and operated internationally. A limited number of the Trust's transactions are denominated in a foreign currency.

The Trust leases its railcars and trailers to lessees domiciled in two geographic regions: the United States and Canada. Marine containers are leased to multiple lessees in different regions that operate worldwide.

The net realizable value of these assets as of December 31, 2002 is as follows (in thousands of dollars):


Region                    Owned Equipment
------------------------------------------

Canada . . . . . . . . .  $          4,952
United States. . . . . .             3,240
Rest of the world. . . .                14
                          ----------------
    Net realizable value  $          8,206
                          ================


5.     Concentrations  of  Credit  Risk
       --------------------------------

As of December 31, 2002, the Trustee believes the Trust had no significant concentrations of credit risk that could have a material adverse effect on the Trust.

6.     Income  Taxes
       -------------

The Trust is not subject to income taxes, as any income or loss is included in the tax returns of the individual beneficial interest holders. Accordingly, no provision for income taxes has been made in the

                PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
                                    (A TRUST)
                          NOTES TO FINANCIAL STATEMENTS

6.     Income  Taxes  (continued)
       -------------

financial  statements  of  the  Trust.

As of December 31, 2002, the federal income tax basis was higher than the financial statement carrying amount of assets and liabilities by $22.7 million, primarily due to differences in the carrying value of the owned equipment and certain accruals using the liquidation method of accounting, and the tax treatment of underwriting commissions and syndication costs.

7.     Contingencies
       -------------

During 2000 and 2001, the Partnership, together with affiliates, initiated litigation in various official forums in the United States and India against two defaulting Indian airline lessees to repossess its property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership, one of which was in excess of the Partnership's claims against the airline.

FSI believes that the airline's counterclaims are completely without merit and will vigorously defend against such counterclaims.

During 2001, an arbitration hearing was held between one India lessee and the Partnership and the arbitration panel issued an award to the Partnership. The Partnership initiated proceedings in India to collect on the arbitration award and has recently been approached again by the lessee to discuss a negotiated settlement of the Partnership's collection action. The arbitration award was not accrued for in the December 31, 2002 financial statements because the likelihood of collection of the award is remote. FSI will continue to try to collect the full amount of the settlement.

During 2001, FSI decided to minimize its collection efforts from the other India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

All matters of litigation of which the Partnership was involved have been assumed by the Trust.

The Trust is involved as plaintiff or defendant in various other legal actions incidental to its business. The Trustee does not believe that any of these actions will be material to the financial condition or results of operations of the Trust.

8.     Liquidation  of  Trust
       ----------------------

The Trustee is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sales proceeds are received, the Trustee intends to periodically declare distributions to distribute the sale proceeds to the beneficial interest holders. During the liquidation phase of the Trust, the equipment will continue to be leased under operating leases until sold. The amounts reflected for assets and liabilities of the Trust have been adjusted to reflect liquidation values. The transportation equipment portfolio is reported at the net realizable value less any disposal costs. Any excess proceeds over expected Trust obligations will be distributed to the beneficial interest holders throughout the liquidation period. The Trust is scheduled to be dissolved by December 31, 2004, although that date may be extended. Upon final liquidation, the Trust will be dissolved.

9.     Subsequent  Event
       -----------------

In March 2003, the Trustee entered into a non-binding agreement to sell all of the Trust's railcars for $6.7 million plus 50% of all the residual proceeds after the buyer has received a 12% return on its investment. The buyer has the option to purchase the right to the Trust's residual sales proceeds for $1.5 million prior to December 31, 2003. Estimated transaction costs are approximately $0.4 million. This transaction is expected to close in the first half of 2003.

                PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
                                    (A TRUST)

                                INDEX OF EXHIBITS




Exhibit                                                                       Page
-------                                                                       ----

4.     Plan of Dissolution and Liquidation dated December 31, 2002 between
       PLM Equipment Growth Fund III and PLM Financial Services, Inc.        25-27


4.1    Liquidating Trust Agreement dated December 31, 2002 by and between
       PLM Equipment Growth Fund III as grantor and PLM Financial Services,
       Inc. as the Trustee for PLM Equipment Growth Fund III, Liquidating
       Trust                                                                 28-60


4.2    Bill of Sale Assignment and Assumption Agreement entered into as of December 31, 2002 by and among PLM Equipment Growth Fund III and
       PLM Financial Services, Inc. as the Trustee for PLM Equipment
       Growth Fund III, Liquidating Trust.                                   61-63

10.1   Management Agreement between Trust and PLM Investment
       Management, Inc.                                                        **































*  Incorporated  by  reference.  See  page  11  of  this  report.