Form 10QSB
period 2003-03-31
PLM EQUIPMENT GROWTH FUND III
filed 2003-05-16
CIK 824210

   UNITED STATES
                                                                                                                        SECURITIES AND EXCHANGE COMMISSION
                                                                                                                            Washington, D.C. 20549
                                                                                                                              ___________________
                                                                                             FORM 10-QSB

   [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the fiscal quarter ended March 31, 2003

   [  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from to

Commission file number 1-10813
_______________________

PLM EQUIPMENT GROWTH FUND III
LIQUIDATING TRUST
(Exact name of registrant as specified in its charter)

California	68-0146197
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

235 3 rd Street South, Suite 200
St. Petersburg, FL	33701
(Address of principal	(Zip code)
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

PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
(A Trust)
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(in thousands of dollars)
(unaudited)

	March 31,	December 31,
	2003	2002

Assets

Transportation equipment	$7,087	$8,206

Cash and cash equivalents	2,114	1,611

Accounts receivable	265	406

Total assets	$9,466	$10,223

Liabilities and net assets in liquidation

Liabilities

Accounts payable and accrued expenses	$773	$1,060

Deferred gain on the sale of transportation equipment	5,725	6,330

Due to affiliates	49	49

Total liabilities	6,547	7,439

Net assets in liquidation	$2,919	$2,784

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
(A Trust)
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
For the Period from December 31, 2002 to March 31, 2003
(in thousands of dollars)
(unaudited)

Total

Net assets at December 31, 2002	$--

Transfer of net assets in liquidation	2,784

Net assets in liquidation as of December 31, 2002	2,784

Net increase in liquidation value	135

Net assets in liquidation as of March 31, 2003	$2,919

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
(A Trust)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Trustee), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed statements of net assets in liquidation of PLM Equipment Growth Fund III, Liquidating Trust (the Trust) as of March 31, 2003 and December 31, 2002 and the unaudited condensed statements of changes in net assets in liquidation for the period from December 31, 2002 to March 31, 2003. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. The carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation, in accordance with accounting principles generally accepted in the United States of America. This requires the Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates. For further information, reference should be made to the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2002, on file at the Securities and Exchange Commission.

The assets of the Trust are reported at their net realizable values that include future lease payments as well as residual sales proceeds less any costs to sell. The Trust does not have signed commitments or legally binding contracts on any of its transportation equipment at the reported net realizable value. The estimate of the fair value for the Trust’s transportation equipment is based on the opinion of the Trust’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. At March 31, 2003 and December 31, 2002, the estimated gain on the Trust’s transportation equipment if sold at the reported net realizable value would be $5.7 million and $6.3 million, respectively. Such estimated gain has been deferred at March 31, 2003 and December 31, 2002.

The amounts reported for liabilities include all estimated expenses to conclude the operations of the Trust.

Effective with the filing of this quarterly report, the Trust will file all future quarterly and annual reports as an SB filer as allowed under Regulation S-B until such point that the Trust no longer qualifies to be an SB filer.

2.   Liquidation of Trust

The Trust’s primary purpose is to liquidate the assets and pay all liabilities of the Trust.

The Trustee is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sales proceeds are received, the Trustee intends to periodically declare distributions to distribute the sale proceeds to the beneficial interest holders. During the liquidation phase of the Trust, the equipment will continue to be leased under operating leases until sold. The amounts reflected for assets and liabilities of the Trust have been adjusted to reflect liquidation values. The transportation equipment portfolio is reported at the net realizable value less any disposal costs. Any excess proceeds over expected Trust obligations will be distributed throughout the liquidation period. The Trust is scheduled to be dissolved by December 31, 2004, although that date may be extended. Upon final liquidation, the Trust will be dissolved.

PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
(A Trust)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

2.   Liquidation of Trust (continued)

The following table presents significant changes to the carrying values of the Trust by segment during the three months ended March 31, 2003 (in thousands of dollars):

Trailers	$72
Railcars	46
Liquidation closing costs	17

Total increase to liquidation values	$135

Liquidation values for the Trust increased $0.1 million during the three months ended March 31, 2003 based on the following:

   (i)   trailer liquidation value increased $0.1 million. An increase of $0.1 million was due to earnings from operations being higher than previously estimated that was partially offset by a $15,000 decrease in the estimated disposal proceeds;

   (ii)   railcar liquidation value increased $46,000 due to the disposition proceeds of three railcars being greater than previously estimated;

   (iii)   railcar liquidation value decreased $0.8 million due to a decrease in estimated sales proceeds. This was offset by an increase of $0.8 million in the deferred gain on the disposition of transportation equipment; and

   (iv)   Trust liquidation values increased $17,000 due to a decrease in estimated liquidation closing costs.

3.   Transactions with Trustee and Affiliates

The balance due to affiliates as of March 31, 2003 and December 31, 2002 of $49,000 is a payable to FSI and its affiliate for management fees.

4.   Transportation Equipment

The components of transportation equipment are as follows (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Railcars	$6,557	$7,804
Trailers	518	388
Marine containers	12	14

	$7,087	$8,206

As of March 31, 2003, all transportation equipment in the Trust portfolio was on lease except for 142 railcars, with an aggregate net fair value of $0.9 million. As of December 31, 2002, all transportation equipment in the Trust portfolio was on lease except for 171 railcars, with an aggregate net fair value of $1.2 million.

During the three months ended March 31, 2003, net realizable values for the Trust’s transportation equipment decreased $1.1 million. Railcar net realizable values decreased $0.5 million due to the cash generated from operations since December 31, 2002 and $0.8 million due to a reduction in estimated sales proceeds. Trailer net realizable values increased $0.1 million due to an increase in expected earnings resulting from the scheduled sale date being extended.

PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST
(A Trust)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.   Transportation Equipment (continued)

In March 2003, the Trustee entered into a non-binding agreement to sell all of the Trust’s railcars for $6.7 million less cash generated from railcars after December 31, 2002 plus 50% of all the residual proceeds after the buyer has received a 12% return on its investment. The buyer has the option to purchase the right to the Trust’s residual sales proceeds for $1.5 million prior to December 31, 2003. During the three months ended March 31, 2003, the Trust’s equipment managers reduced the net realizable value estimates on the transportation equipment by $0.8 million due to further negotiations on the sale of the Trust’s railcars. Estimated transaction costs are approximately $0.3 million. This transaction is expected to close in the first half of 2003.

5.   Operating Segments

The Trust operates in three different segments: railcar leasing, marine container leasing, and trailer leasing. Each equipment segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

			Marine	Other
For the three months ended	Railcar	Trailer	Container	Non-
March 31, 2003	Leasing	Leasing	Leasing	Equipment	Total

Total increase in liquidation values	$46	$72	$--	$17	$135

Total assets as of March 31, 2003	$6,731	$605	$16	$2,114	$9,466

6. Distributions Per Beneficial Unit

Cash distributions are allocated 95% to the beneficial holders and 5% to the Trustee. Cash distributions are recorded when declared. As ofMarch 31, 2003, the Trust has not declared or paid any cash distributions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Equipment Operations

PLM Equipment Growth Fund III, Liquidating Trust (the Trust) operates in three operating segments: railcar leasing, trailer leasing and marine container leasing. The following table presents liquidation value increases and decreases by segment during the three months ended March 31, 2003 (in thousands of dollars):

Trailers	$72
Railcars	46
Liquidation closing costs	17

Total increase to liquidation values	$135

Liquidation values for the Trust increased $0.1 million during the three months ended March 31, 2003 based on the following:

   (i)   trailer liquidation value increased $0.1 million. An increase of $0.1 million was due to earnings from operations being higher than previously estimated that was partially offset by a $15,000 decrease in the estimated disposal proceeds;

   (ii)   railcar liquidation value increased $46,000 due to the disposition proceeds of three railcars being greater than previously estimated;

   (iii)   railcar liquidation value decreased $0.8 million due to a decrease in estimated sales proceeds. This was offset by an increase of $0.8 million in the deferred gain on the disposition of transportation equipment; and

   (iv)   Trust liquidation values increased $17,000 due to a decrease in estimated liquidation closing costs.

(II)   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

PLM Financial Services, Inc. (FSI or the Trustee), believes the following critical accounting policies, are subject to significant judgments and estimates used in the preparation of these financial statements.

Liquidation Accounting

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trust, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances may not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

(III) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The Trust is in its active liquidation phase. As a result, the size of the Trust’s remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold. As of March 31, 2003, the Trust had no outstanding indebtedness .

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

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trustee, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be material differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected.

(IV)   OUTLOOK FOR THE FUTURE

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

Liquidation of the Trust’s equipment will cause a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Trust. Other factors that may affect the Trust’s contribution in the year 2003 include:

        1.     The Trust’s fleet of marine containers is in excess of thirteen years of age and is no longer suitable for use in international commerce either due to its specific physical condition, or lessees’ preferences for newer equipment. Demand for the Trust’s marine containers will continue to be weak due to their age. These marine containers will be sold on an “as is, where is” basis as leases expire;

2.   Industry-wide chemical shipments, a good indicator for the demand of the types of railcars owned by the Trust, were up 4% during the first quarter of 2003 compared to the same period of 2002 although growth in comparable shipments slowed during the month of March 2003. Overall industry-wide railcar utilization has been on a slightly positive trend since the third quarter of 2002. Recovery has been slowed by the uncertainties caused by the war in Iraq and the number of idle railcars owned by shippers in their fleet; and

3.   As the Trust’s trailers are smaller than many shippers prefer, the Trustee expects utilization to decline. The Trustee expects to sell all of the trailers during 2003.

The assets of the Trust are reported at their net realizable values that include future lease payments as well as residual sales proceeds less any costs to sell. The Trust does not have signed commitments or binding contracts to sell certain of its transportation equipment at the reported net realizable value. The estimate of the fair value for the Trust’s transportation equipment is based on the opinion of the Trust’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. At March 31, 2003, the estimated gain on the Trust’s transportation equipment if sold at the reported net realizable value would be $5.7 million. Such estimated gain has been deferred at March 31, 2003.

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

(V)   FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report of the Trust, that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust’s contracted rents, the realization of residual proceeds from the Trust’s equipment and the future economic conditions.

ITEM 3.   CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, the Trustee’s principal Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

   None.

   (b)   Reports on Form 8-K

   None.

(This space intentionally left blank)

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

  I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund III, Liquidating Trust.

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the condensed statements of net assets in liquidation and condensed statements of changes in net assets in liquidation presented in this quarterly report;

  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;
              b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

              c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
              b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                                                                           By:   /s/ James A. Coyne
                                                                                                               James A. Coyne
                                                                                                               President
                                                                                                              (Principal Executive Officer)

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

  I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund III, Liquidating Trust.

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the condensed statements of net assets in liquidation and condensed statements of changes in net assets in liquidation presented in this quarterly report;

  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
             a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

              b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

              c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
              b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                                                                           By:   /s/ Richard K Brock
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

PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST

                                                                                    By:   PLM Financial Services, Inc.
                                                                                            Trustee

Date: May 14, 2003                                                        By: /s/ Richard K Brock
                                                                                         Richard K Brock
                                                                                         Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Trustee of PLM Equipment Growth Fund III, Liquidating Trust (the Trust), that the Quarterly Report of the Trust on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Trust at the end of such period and the results of operations of the Trust for such period.

PLM EQUIPMENT GROWTH FUND III, LIQUIDATING TRUST

                                                                                    By:   PLM Financial Services, Inc.
                                                                                            Trustee

Date: May 14, 2003                                                        By: /s/ James A. Coyne
                                                                                          James A. Coyne
                                                                                          President

Date: May 14, 2003                                                        By: /s/ Richard K Brock
                                                                                          Richard K Brock
                                                                                          Chief Financial Officer