Form 10KSB
period 2003-12-31
PLM EQUIPMENT GROWTH FUND III
filed 2004-03-25
CIK 824210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-KSB

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Aggregate market value of voting stock: N/A

Indicate the number of beneficial interests outstanding of each of the issuer's classes of beneficial interests, as of the latest practicable date:

Class    Outstanding at March 25, 2004
Beneficial interests:                                                                                                                                               9,871,210

Transitional Small Business Disclosure Format: Yes ___  No X

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(A)   Background

On December 31, 2002 (inception), PLM Equipment Growth Fund III Liquidating Trust (the Trust) was established. On that date, all of the assets and liabilities of PLM Equipment Growth Fund III, a California limited partnership (the Partnership) were transferred to the Trust. PLM Financial Services, Inc. (FSI) is the Trustee of the Trust. FSI is a wholly owned subsidiary of PLM International, Inc. and has a 5% interest in the earnings and distributions of the Trust.

The Partnership, which has been dissolved, was formed on October 15, 1987 and engaged primarily in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment. FSI was the General Partner of the Partnership.

The Trust's primary objectives are:

(1)   to liquidate all assets and pay all liabilities. Cash remaining after all assets have been disposed of and all liabilities have been paid, together with excess net operating cash flows from operations, will be paid as distributions to the beneficial interest holders at the end of the liquidation period; and

(2)   to preserve and protect the value of the Trust’s assets through quality management.

As of December 31, 2003, there were 9,871,210 beneficial interests outstanding. The Trustee is entitled to 5% of all distributions paid.

The Trust has a scheduled termination date of June 30, 2004, although that date may be extended.

(B)  Management of Trust Equipment

The Trust entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Trust's equipment. The Trust’s management agreement with IMI is to co-terminate with the dissolution of the Trust, unless the beneficial interest holders vote to terminate the agreement prior to that date or at the discretion of the Trustee. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Trust and to perform or contract for the performance of all obligations of the lessors under the Trust's leases.  In consideration for its services and pursuant to the Trust agreement, IMI is entitled to a monthly management fee (see Notes 1 and 3 to the financial statements).

(C) Business of Trust

As of December 31, 2003, all of the Trust’s equipment had been sold. The Trust’s remaining assets consist of cash. A subsidiary of the predecessor entity to the Trust, PLM Equipment Growth Fund III was a defendant in an arbitration hearing and a judgment was entered against the entity. The Trust could be held liable for this judgment. Once this matter is settled, the Trustee anticipates that a final distribution will be made to the beneficial interest holders and the Trust will be dissolved.

ITEM 2.  DESCRIPTION OF PROPERTIES

None.

The Trust maintains its principal office at 235 3 rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM 3.  LEGAL PROCEEDINGS

A subsidiary of the Trust’s predecessor entity, PLM Equipment Growth Fund III, was a defendant in a lawsuit. An arbitration hearing has been held on the matter and an award was made against the entity. The Trust could be liable for a settlement against this entity. The Trustee is seeking a resolution to this suit.

The Trust is not involved in any other legal matters that could have a material impact on its net assets in liquidation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Trust's beneficial interest holders from December 31, 2002 (inception) through December 31, 2003.

PART II

ITEM 5.  MARKET FOR THE TRUST'S BENEFICIAL INTERESTS AND RELATED MATTERS

Pursuant to the terms of the Trust agreement, the Trustee is entitled to a 5% interest in the profits, losses and distributions of the Trust. The Trustee is the sole holder of such interest. Special allocations of income are made to the Trustee equal to the deficit balance, if any, in the capital account of the Trustee. The Trustee’s annual allocation of net income will generally be equal to the Trustee’s cash distributions paid during the current year. The remaining interests in the profits, losses and distributions of the Trust are owned, as of December 31, 2003, by the 8,016 beneficial interest holders in the Trust.

There is no market for the sale of the beneficial interests of the Trust. The Trustee will not allow for transfer of such ownership except by will, interstate succession or operation of law.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust's consolidated financial statements contained in the 2003 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Trust qualifies as a Regulation S-B filer since both its 2003 and 2002 annual revenues were less than $25.0 million and its public float has not exceeded $25.0 million.

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund III Liquidating Trust (the Trust). The following discussion and analysis of operations focuses on the performance of the Trust's equipment in the various segments in which it operates and its effect on the Trust's overall financial condition.

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Trust's transportation equipment portfolio to repricing risk occurred whenever the leases for the equipment expired or were otherwise terminated and the equipment had to be remarketed. Major factors influencing the current market rate for Trust’s equipment included supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment was to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease could have resulted in a reduction of operating cashflow to the Trust.

(2)  Equipment Liquidations

Liquidation of Trust equipment represented a reduction in the size of the equipment portfolio and resulted in a reduction of operating cashflow to the Trust.

(3)  Asset Valuation

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts.

(C)  Financial Condition -- Capital Resources and Liquidity

The Trust’s assets and liabilities were transferred to it from PLM Equipment Growth Fund III. As of December 31, 2003, the Trust had sold its equipment portfolio and had no outstanding indebtedness. The Trust relied on operating cash flow and asset disposition proceeds in 2003 to meet its operating obligations and make distributions to the beneficial interest holders.

The Trustee has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The beneficial interest holders are prohibited from making capital contributions to the Trust.

The net realizable value of transportation equipment decreased $8.2 million in 2003 due to the receipt of disposal proceeds from railcars and trailers of $6.8 million, the receipt of $1.0 million in lease receipts from equipment prior to their sale, and a reduction in the net realizable value of railcars of $0.4 million.

Accounts receivable decreased $0.4 million in 2003 due to the disposition of the Trust’s equipment portfolio.

Accounts payable decreased $0.3 million in 2003 due a $0.2 million reduction in estimated insurance costs and a $0.6 million decrease due to the sale of the Trust’s equipment portfolio. These decreases were partially offset by a $0.5 million increase in estimated legal costs...

Deferred gain on the sale of railcar equipment decreased $6.3 million in 2003 due to the sale of all the Trust’s equipment portfolio.

In June 2003, a cash distribution totaling $5.6 million was declared and paid of which $0.3 million was paid to the Trustee. The cash distribution per beneficial interest was $0.54 per unit. No other distributions were made in 2003.

(D) Critical Accounting Policies and Estimates
PLM Financial Services, Inc. believes the following critical accounting policy is subject to significant judgments and estimates used in the preparation of these financial statements.

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

(E)  Results of Operations

The Trust was formed on December 31, 2002; therefore, there is only one year’s results from operations.

Equipment Operations

The Trust operated in two operating segments: railcar leasing and trailer leasing. The following table presents liquidation value increases and decreases in 2003. (in thousands of dollars):

Increase in railcar equipment net realizable value	$6,022
Decrease in trailer equipment net realizable value	(152)
Other non-equipment	(743)

Total increase to liquidation values	$5,127

Liquidation values for the Trust increased $5.1 million during 2003 based on the following:

                        (i) Railcar realizable value increased $6.0 million due to the sale of the railcar portfolio. This gain had been deferred at December 31, 2002;

(ii) Trailer realizable value decreased $0.2 million due to actual sale proceeds being lower than estimated; and

                      (iii)  Liquidation closing costs, which is included in other non-equipment in the table above, increased $0.7 million due to an increase of $0.5 million in legal costs and a $0.2 million increase in administrative costs.

(F)  Forward-Looking Information

Except for historical information within the meaning of the Private Securities Litigation Reform Act of 1995 contained herein, the discussion in this Form 10-KSB contains "forward- looking statements" that involve risks and uncertainties, such as statements of the Trust’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Trust’s actual results could differ materially from those discussed here.

(G)  Outlook for the Future

As of December 31, 2003, all of the Trust’s equipment had been sold. The Trust’s remaining assets consist of cash. A subsidiary of the Trust’s predecessor entity, PLM Equipment Growth Fund III was a defendant in an arbitration hearing and a judgment was entered against the entity. The Trust could be held liable for this judgment. Once this matter is settled, the Trustee anticipates that a final distribution will be made to the beneficial interest holders and the Trust will be dissolved.
Other factors effecting the Trust in 2004 include:

(1)  Distributions

No further distributions will be made until the final liquidation of the Trust. Upon final liquidation, all cash will be distributed.

(2) Liquidation

During the remainder of the liquidation phase, the Trust will use existing cash to meet its obligations.

The Trust is scheduled to be dissolved by June 30, 2004, although this date may be extended.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Trust are listed in the Index to Financial Statements included in Item 13(a) of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A)   Disagreements with Accountants on Accounting and Financial Disclosures

None.

(B)   Changes in Accountants

None.

ITEM 8A.  CONTROLS AND PROCEDURES

( A)  Limitations on the Effectiveness of Controls

The Trustee’s management, including its President and Chief Financial Officer (CFO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Trust have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, the Trustee's management believes that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

(B)  Quarterly Evaluation of the Trust’s Disclosure Controls and Internal Controls

(1)  Within the 90-day period prior to the filing of this report, the Trustee carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its President and CFO, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and CFO concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust’s required to be included in the Trust’s exchange act filings.

(2)  There have been no significant changes in the Trust’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Trustee carried out its evaluations.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name	Age	Position

Gary D. Engle	55	Director, PLM Financial Services, Inc., PLM Investment Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne	43	Director, Secretary and President, PLM Financial Services, Inc. and PLM Investment Management, Inc., Director and Secretary, PLM Transportation Equipment Corp.

Richard K Brock	41	Chief Financial Officer, PLM Financial Services, Inc., PLM Investment Management, Inc. and PLM Transportation Equipment Corp.

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

Richard K Brock was appointed Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

CODE OF ETHICS

The Board of Directors of PLM Financial Services Inc, ("FSI") the Trustee, has adopted a written Code of Ethics that is applicable to the Board, executive officers and employees of PLM Financial Services Inc. FSI’s Code of Ethics is designed to deter wrongdoing and to promote:

-    the integrity and values of FSI, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-    compliance with applicable governmental laws, rules and regulations;
-    internal reporting of violations of the Code of Ethics to any member of FSI’s Board of Directors; and
-    accountability for adherence to the Code of Ethics.

ITEM 10.  EXECUTIVE COMPENSATION

The Trust has no directors, officers, or employees.  The Trust had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security Ownership of Certain Beneficial Owners

The Trustee is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income) and distributions of the Trust. As of December 31, 2003, no beneficiary interest holder was known by the Trustee to beneficially own more than 5% of the beneficial interest of the Trust.

(B)  Security Ownership of Management

Neither the Trustee and its affiliates nor any executive officer or director of the Trustee and its affiliates own any beneficial interest of the Trust as of December 31, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others:

During 2003, the Trust paid management fees to the Trustee of $0.2 million. At December 31, 2003 the Trust had a balance of $12,000 due to affiliate representing unpaid management fees.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8 - K

(A)  Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.

(B)  Reports on Form 8-K.

Form 8-K dated June 5, 2003 announcing the sale of the Trust’s railcar portfolio.

Form 8-K dated June 25, 2003 announcing a distribution to be made to the beneficial interest holders.

Form 8-K dated January 8, 2004, announcing the disposition of the Trust’s residual sharing interest in the railcars formerly owned by the Trust and the Trust’s trailer portfolio.

(D)  Exhibits

4.  Plan of Dissolution and Liquidation dated December 31, 2002 between PLM Equipment Growth Fund III and PLM Financial Services, Inc. incorporated by reference to the Trust’s 2002 Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

4.1  Liquidating Trust Agreement dated December 31, 2002 by and between PLM Equipment Growth Fund III as grantor and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth Fund III Liquidating Trust.

4.2 Bill of Sale Assignment and Assumption Agreement entered into as of December 31, 2002 by and among PLM Equipment Growth Fund III and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth Fund III Liquidating Trust incorporated by reference to the Trust’s 2002 Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

10.1  Management Agreement between the Trust and PLM Investment Management, Inc. incorporated by reference to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-18104), which became effective with the Securities and Exchange Commission on March 25, 1988.

10.2  Railcar purchase and sale agreement dated May 29, 2003 between PLM Financial Services Inc., as Trustee for the Trust and Patriot Holdings I, LLC incorporated by reference to the Trust’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2003.

10.3  Residual sharing agreement dated May 29, 2003 between PLM Financial Services Inc., as Trustee for the Trust, Transportation Equipment-PLM LLC and Patriot Holdings I, LLC incorporated by reference to the Trust’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2003.

10.4  Residual Sharing Agreement Amendment dated as of December 31, 2003 by and among PLM Financial Services, Inc. not in its individual capacity but solely as liquidating trustee for the Trust, Transportation Equipment-PLM, LLC and Patriot Holdings I, LLC incorporated by reference to the Trust’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2004.

10.5  Purchase Agreement dated as of December 31, 2003 among PLM Transportation Equipment Corporation and PLM Financial Services Inc. not in its individual capacity but solely as liquidating trustee for the Trust and Cypress Equipment Fund V, LLC incorporated by reference to the Trust’s Form 8-K dated December 31, 2003 filed with the Securities and Exchange Commission on January 8, 2003.

14.  PLM Financial Services Inc. Code of Ethics.

99.1 Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.

99.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

Year Ended December 31, 2003	$8	$--	$--	$--

It is the policy of the audit committee of the parent company of the Trustee that it pre-approves all of the services described above in this Item 14.

CONTROL CERTIFICATION

I James A. Coyne certify that:

1.  I have reviewed this report on Form 10-KSB of PLM Equipment Growth Fund III Liquidating Trust.

2.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the net assets in liquidation and condensed statements of changes in net assets in liquidation of the Liquidating Trust as of, and for, the periods presented in this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the statement of net assets in liquidation at December 31, 2003;

4.  The Liquidating Trust’s Trustee is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and has:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us b y others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the Liquidating Trust’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent period that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting;

This report discloses , based on our most recent evaluation of internal control over financial reporting:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 25, 2004                                             By:      /s/ James A. Coyne
James A. Coyne
President
(Principal Executive Officer)

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1. I have reviewed this report on Form 10-KSB of PLM Equipment Growth Fund III Liquidating Trust.

2. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the net assets in liquidation and condensed statements of changes in net assets in liquidation of the Liquidating Trust as of, and for, the periods presented in this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the statement of net assets in liquidation at December 31, 2003;

4.  The Liquidating Trust’s Trustee is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and has:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us b y others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the Liquidating Trust’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent period that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting.

This report discloses , based on our most recent evaluation of internal control over financial reporting:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 25, 2004                                  By:    /s/ Richard K Brock
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

Date: March 25, 2004                                                        PLM EQUIPMENT GROWTH FUND III LIQUIDATING TRUST

                                                                                               By:          PLM Financial Services, Inc.
Trustee

By:         /s/ James A. Coyne
James A. Coyne
President

By:         /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Trustee of PLM Equipment Growth Fund III Liquidating Trust (the Trust), that the Annual Report of the Trust on Form 10-KSB for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Trust at the end of such period and the results of operations of the Trust for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Trust's Trustee on the dates indicated.

Name   Capacity      Date

/s/ Gary D. Engle
Gary D. Engle                                                                                       Director, FSI                                                                                               March 25, 2004

/s/ James A. Coyne
James A. Coyne                                                                                    Director, FSI                                                                                              March 25, 2004

PLM EQUIPMENT GROWTH FUND III LIQUIDATING TRUST
(A Trust)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Statement of Net Assets in Liquidation at December 31, 2003 and December 31, 2002
(inception)                                     13

Statement of Changes in Net Assets in Liquidation for the period from December
31, 2002 (inception) through December 31, 2003                                                                                                                                                                                                                                                                                            14

Notes to Financial Statements                        15-18

PLM EQUIPMENT GROWTH FUND III LIQUIDATING TRUST
(A Trust)
(in thousands of dollars)
STATEMENT OF NET ASSETS IN LIQUIDATION

	December 31,	December 31,
	2003	2002

Assets

Cash and cash equivalents	$3,097	$1,611

Transportation equipment	--	8,206

Accounts receivable	--	406

Total assets	$3,097	$10,223

Liabilities and Net Assets in Liquidation

Accounts payable and accrued expenses	$785	$1,060

Deferred gain on the sale of transportation equipment	--	6,330

Due to affiliates	12	49

Total liabilities	797	7,439

Net assets in liquidation	$2,300	$2,784

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND III LIQUIDATING TRUST
(A Trust)
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
For the Period from December 31, 2002 (inception) through December 31, 2003
(in thousands of dollars)

Net assets at December 31, 2002	$--

Transfer of net assets in liquidation	2,784

Net assets in liquidation as of December 31, 2002	$2,784

Distributions	(5,611)

Net increase in assets in liquidation	5,127

Net assets in liquidation as of December 31, 2003	$2,300

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND III LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

Organization

On December 31, 2002 (inception), PLM Equipment Growth Fund III Liquidating Trust (the Trust) was established. On that date, all of the assets and liabilities of PLM Equipment Growth Fund III, a California limited partnership (the Partnership), were transferred to the Trust. PLM Financial Services, Inc. (FSI) is the Trustee of the Trust. FSI is a wholly owned subsidiary of PLM International, Inc. and has a 5% interest in the earnings and distributions of the Trust.

The Trust’s primary purpose is to liquidate the assets and pay all liabilities of the Trust. The Trust has a scheduled termination date of June 30, 2004, although that date may be extended.

Estimates

The accompanying financial statements have been prepared on the liquidation basis of accounting. The carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation, in accordance with accounting principles generally accepted in the United States of America. This requires the Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. These differences, if any, would result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Liquidation Accounting

The assets of the Trust are reported at their net realizable values that include residual sales proceeds less any costs to sell. The estimate of the fair value for the Trust’s transportation equipment at December 31, 2002 was based on the opinion of the Trust’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment and discounted cash flows. At December 31, 2002, the estimated gain on the Trust’s transportation equipment if sold at the reported net realizable value would be $6.3 million. Such estimated gain was deferred at December 31, 2002. As all of the Trust’s equipment was sold at December 31, 2003, there is no deferred gain on that date.

The amounts reported for liabilities include all estimated expenses to conclude the operations of the Trust.

The net adjustment required to convert from the going concern (historical cost) basis of accounting to the liquidation basis of accounting at December 31, 2003 was a decrease in net assets of $0.7 million. Significant changes in the carrying value of assets and liabilities are summarized as follows (in thousands of dollars):

Adjustment to accrued expenses	$739

Total adjustment to liquidation basis	$739

PLM EQUIPMENT GROWTH FUND III LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies (continued)

Operations

The Partnership, formed on October 15, 1987, engaged primarily in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. FSI was the General Partner of the Partnership. In December 2002, FSI filed a Registration Statement on Form 15-12G with the Securities and Exchange Commission with respect to the cancellation of the Partnership.

The Trust became effective on December 31, 2002. The Trust was organized to liquidate all of the remaining assets and pay all remaining liabilities of the Partnership.

The equipment of the Trust was managed, under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI received a monthly management fee from the Trust for managing the equipment (see Note 3).

Transportation equipment

Transportation equipment was stated at estimated net realizable value less any costs to sell.

Repairs and Maintenance

Repair and maintenance costs for transportation equipment were usually the obligation of the Trust.

Distributions per Beneficial Units

Cash distributions are allocated 95% to the beneficial holders and 5% to the Trustee. Cash distributions to beneficial interest holder will be based on the number of beneficial units held by each holder. Special allocations of income are made to (from) the Trustee equal to the deficiency (equity) balance, if any, in the capital account of the Trustee.

Cash distributions are recorded when declared. In June 2003, a distribution totaling $5.6 million was declared and paid of which $0.3 million was paid to the Trustee. The cash distribution per beneficial interest was $0.54 per unit. As of December 31, 2003, the Trust had not declared any other distributions.

The Trustee does not expect to pay any future distributions until the final liquidation of the Trust.

Cash and Cash Equivalents

The Trust considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less as cash equivalents.

Accrued Liabilities

Accrued liabilities include liabilities assumed by the Trust from the Partnership as well as an estimate of costs to liquidate the Trust and resolve any contingent liabilities. There may be differences between the assumed and actual results because events and circumstances frequently do not occur as expected.

PLM EQUIPMENT GROWTH FUND III LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

2.  Liquidation of Trust

The Trust does not intend to declare any distributions until all the Trust’s liabilities are paid. The amounts reflected for assets and liabilities of the Trust have been adjusted to reflect liquidation values. Any cash remaining after payment of the Trust obligations will be distributed to the beneficial interest holders at the end of the liquidation period. The Trust is scheduled to be dissolved by June 30, 2004, although that date may be extended under certain circumstances.

The Trust operated in two operating segments: railcar leasing and trailer leasing. The following table presents liquidation value increases and decreases in 2003. (in thousands of dollars):

Increase in railcar equipment net realizable value	$6,022
Decrease in trailer equipment net realizable value	(152)
Other non-equipment	(743)

Total increase to liquidation values	$5,127

Liquidation values for the Trust increased $5.1 million during 2003 based on the following:

                        (i) Railcar realizable value increased $6.0 million due to the sale of the railcar portfolio. This gain had been deferred at December 31, 2002;

(ii) Trailer realizable value decreased $0.2 million due to actual sale proceeds being lower than estimated; and

                       (iii)  Liquidation closing costs, which are included in other non-equipment in the above table, increased $0.7 million due to an increase of $0.5 million in legal costs and a $0.2 million increase in administrative costs.

3. Transactions with the Trustee and Affiliates

Under the equipment management agreement, IMI received a monthly management fee equal to the lesser of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. During 2003, the Trust paid management fees to the Trustee of $0.2 million. At December 31, 2003 the Trust had a balance of $12,000 due to affiliate, representing unpaid management fees.

PLM EQUIPMENT GROWTH FUND III LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

4. Transportation Equipment

As of December 31, 2003, the Trust had disposed of its portfolio of transportation equipment.

In 2003, the Trust sold its railcar and trailer equipment portfolio and received net sales proceeds of $6.8 million. In addition, the Trust received $1.0 million in net lease receipts from equipment prior to their sale.

5.  Operating Segments

The Trust operated in two segments: railcar leasing and trailer leasing. These equipment segments engaged in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

			Other
	Railcar	Trailer	Non-
For the year ended December 31, 2003	Leasing	Equipment	Equipment	Total

Total increase (decrease) n liquidation values	$6,022	$(152)	$(743)	$5,127

Total assets as of December 31, 2003	$--	$--	$3,097	$3,097

6.  Geographic Information

The Trust owned railcars that were leased and operated internationally. A limited number of the Trust's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are not material.

The Trust leased its railcars to lessees in two geographic regions: the United States and Canada.

7.    Concentrations of Credit Risk

As of December 31, 2003, the Trustee believes the Trust had no significant concentrations of credit risk that could have a material adverse effect on the Trust.

8.  Income Taxes

The Trust is not subject to income taxes, as any income or loss is included in the tax returns of the individual beneficial interest holders.  Accordingly, no provision for income taxes has been made in the financial statements of the Trust.

9. Contingencies

A subsidiary of the Trust’s predecessor entity, PLM Equipment Growth Fund III, was a defendant in a lawsuit. An arbitration hearing has been held on the matter and an award was made against the entity. The Trust could be liable for a settlement against this entity. The Trustee is seeking a resolution to this suit. Estimated costs to settle this matter have been included in accounts payable and accrued expenses in the statement of net assets in liquidation.

The Trust is not involved in any other legal matters that could have a material impact on its net assets in liquidation.

PLM EQUIPMENT GROWTH FUND III LIQUIDATING TRUST
(A Trust)

INDEX OF EXHIBITS

Exhibit			Page

4.		Plan of Dissolution and Liquidation dated December 31, 2002 between PLM Equipment Growth Fund III and PLM Financial Services, Inc.	*

4.	1
Liquidating Trust Agreement dated December 31, 2002 by and between PLM Equipment Growth Fund III as grantor and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth Fund III Liquidating Trust.
			*

4.	2
Bill of Sale Assignment and Assumption Agreement entered into as of December 31, 2002 by and among PLM Equipment Growth Fund III and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth Fund III Liquidating Trust.
			*

10.	1	Management Agreement between Trust and PLM Investment Management, Inc.	*
		Management, Inc.	*

10.	.2	Railcar purchase and sale agreement dated May 29, 2003 between PLM Financial Services Inc., as Trustee for the Trust and Patriot Holdings I, LLC	*

10.3		Residual sharing agreement dated May 29, 2003 between PLM Financial Services Inc., as Trustee for the Trust, Transportation Equipment-PLM LLC and Patriot Holdings I, LLC.	*

10.4
Residual Sharing Agreement Amendment dated as of December 31, 2003 by and among PLM Financial Services, Inc. not in its individual capacity but solely as liquidating trustee for the Trust, Transportation Equipment-PLM, LLC and Patriot Holdings I, LLC.
			*

10	..5
Purchase Agreement dated as of December 31, 2003 among PLM Transportation Equipment Corporation and PLM Financial Services Inc. not in its individual capacity but solely as liquidating trustee for the Trust and Cypress Equipment Fund V, LLC.
			*

14		PLM Financial Services Inc. Code of Ethics.	20

99.	1	Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.	21

99.	2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes -
		Oxley Act.	22